Form 10-Q
period 1998-09-30
IMPAC GROUP INC /DE/
filed 1998-11-16
CIK 1058452

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


               Quarterly report pursuant to Section 13 or 15(d)
                    Of the Securities Exchange Act of 1934


               For the quarterly period ended September 30, 1998


                       Commission File Number 333-48821


                               IMPAC Group, Inc.
            (Exact name of registrant as specified in its charter)


                 Delaware                           23-2923682
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)              Identification No.)


             1950 North Ruby Street, Melrose Park, Illinois 60160 (Address of principal executive offices including zip code)


      Registrant's telephone number, including area code:  (708) 344-9100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  [ ] YES    [X] NO

Number of shares outstanding of common stock as of the close of business on November 16, 1998:


       Class                     Number of Shares Outstanding
---------------------            ----------------------------
Series A Common Stock                          196,245.5
Series B Common Stock                                0

                                     INDEX

                                                                                   Page
                                                                                   ----
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Unaudited Condensed Consolidated Statements of Income for the
                Three Months Ended September 30, 1998 and 1997..................     3

              Unaudited Condensed Consolidated Statements of Income for the
                Nine Months Ended September 30, 1998 and 1997...................     4

              Unaudited Condensed Consolidated Balance Sheets as of December 31,
                1997 and September 30, 1998.....................................     5

              Unaudited Condensed Consolidated Statements of Cash Flows for the
                Nine Months Ended September 30, 1998 and 1997...................     6

              Notes to Unaudited Condensed Consolidated Financial Statements....     8

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations.............................................    12

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk........    18

PART II - OTHER INFORMATION                                                         18

                        PART I -- FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                               IMPAC GROUP, INC.
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (In Thousands)

                                                                   Three Months Ended
                                                                     September 30,
                                                              ----------------------------
                                                                1997                1998
                                                              --------            --------
Net sales                                                     $14,800             $53,957
Cost of goods sold                                             10,975              39,831
                                                              --------            --------
Gross profit                                                    3,825              14,126
Selling, general and administrative expenses                    1,986               7,623
                                                              --------            --------
Operating income                                                1,839               6,503
Other income (expense):
      Interest income                                               -                  89
      Interest expense                                           (856)             (3,672)
      Other expense                                                 -                (192)
      Loss on sale of fixed assets                                  -                 (45)
                                                              --------            --------
Income before income taxes                                        983               2,683
Income taxes                                                     (345)             (1,239)
                                                              --------            --------
Net income                                                    $   638             $ 1,444
                                                              ========            ========

  The accompanying notes are an integral part of these financial statements.

                               IMPAC GROUP, INC.
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (In Thousands)


                                                                         Nine Months Ended
                                                                            September 30,
                                                                ---------------------------------------
                                                                       1997                  1998
                                                                -----------------     -----------------
Net sales                                                             $   40,206           $   105,492
Cost of goods sold                                                        29,174                80,565
                                                                -----------------     -----------------
Gross profit                                                              11,032                24,927
Selling, general and administrative expenses                               5,613                16,705
                                                                -----------------     -----------------
Operating income                                                           5,419                 8,222
Other income (expense):
      Interest income                                                          -                   161
      Interest expense                                                    (2,446)               (7,826)
      Other expense                                                            -                  (192)
      Loss on sale of fixed assets                                             -                  (170)
                                                                -----------------     -----------------
Income before income taxes and extraordinary item                          2,973                   195
Income taxes                                                              (1,043)                 (357)
                                                                -----------------     -----------------
Income (loss) before extraordinary item                                    1,930                  (162)
Extraordinary charge for early retirement of debt, net of tax
     benefit of $368                                                           -                  (552)
                                                                -----------------     -----------------
Net income (loss)                                                     $    1,930           $      (714)
                                                                =================     =================


   The accompanying notes are an integral part of these financial statements

                               IMPAC GROUP, INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In Thousands)


                                                                           December 31,        September 30,
                                                                               1997                 1998
                                                                       -----------------    -----------------
Assets                                                                                          (unaudited)
Current assets:
     Cash                                                                      $    194             $  2,419
     Trade accounts receivable, net                                               5,986               50,316
     Other receivables                                                              439                6,017
     Inventories                                                                  6,957               24,479
     Prepaid expenses                                                               510                  677
     Deferred income taxes                                                          661                2,466
     Other current assets                                                           156                  162
                                                                       -----------------    -----------------
Total current assets                                                             14,903               86,536

Long-term assets:
     Property, plant and equipment, net                                          11,100              100,860
     Goodwill                                                                         0              168,142
     Deferred financing costs, net                                                1,024                9,468
     Restricted cash                                                                625                  421
     Other assets                                                                   641                2,289
                                                                       -----------------    -----------------
Total assets                                                                   $ 28,293             $367,716
                                                                       =================    =================

Liabilities and Shareholders' Equity
Current liabilities:
     Bank overdraft                                                            $      0             $  5,345
     Current maturities of long-term debt                                             0                9,410
     Trade payables                                                               5,098               20,276
     Accrued expenses                                                             1,925               29,583
                                                                       -----------------    -----------------
Total current liabilities                                                         7,023               64,614
                                                                       -----------------    -----------------

Long-term debt                                                                   33,850              228,588
Deferred income taxes                                                             1,307                9,009
                                                                       -----------------    -----------------
Total liabilities                                                                42,180              302,211
                                                                       -----------------    -----------------

Shareholders' (deficit) equity:
     Common stock, voting, $.001 par value; authorized 135,813 shares,
       90,500 shares issued and outstanding at December 31, 1997                      0                    -
     Common stock, nonvoting, $.001 par value; 9,500 shares authorized,
       issued and outstanding at December 31, 1997                                    0                    -
     Common stock, series A, $.001 par value; 1,000,000 shares
      authorized, 196,245.5 shares issued and outstanding at September
      30, 1998                                                                        -                    0
     Common stock, series B, $.001 par value; 50,000 shares authorized,
       0 shares issued and outstanding at September 30, 1998                          -                    0
     Preferred stock, nonvoting, $.001 par value; 100,000 shares
       authorized, issued and outstanding at December 31, 1997                        0                    -
     Paid in capital                                                             20,000               97,540
     Notes receivable                                                               (35)                   0
     Carryover basis adjustment                                                 (37,142)             (37,142)
     Accumulated other comprehensive income                                           -                2,531
     Retained earnings                                                            3,290                2,576
                                                                       -----------------    -----------------
Total shareholders' (deficit) equity                                            (13,887)              65,505
                                                                       -----------------    -----------------
Total liabilities & shareholders' (deficit) equity                             $ 28,293             $367,716
                                                                       =================    =================

   The accompanying notes are an integral part of these financial statements

                               IMPAC GROUP, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)



                                                                     Nine Months Ended
                                                                       September 30,
                                                                  ------------------------
                                                                   1997           1998
                                                                  ------------------------

Cash flows from operating activities:
  Net income (loss)                                               $ 1,930      $     (714)
  Adjustments to reconcile net income to net cash provided by
   (used for) operating activities -
    Extraordinary charge for early retirement of debt                   -             552
    Depreciation and amortization                                   1,226           6,046
    Loss on sale of fixed assets                                        -             170
    Deferred income taxes                                              57            (472)
    Changes in assets and liabilities -
      Trade accounts receivable, net                                1,079         (13,977)
      Inventories                                                    (544)         (2,681)
      Trade payables and bank overdraft                             1,203           5,386
      Other assets and liabilities                                   (295)          5,761
                                                                  ------------------------
        Net cash provided by operating activities                   4,656              71
                                                                  ------------------------

Cash flows from investing activities:
  Capital expenditures                                             (3,830)         (7,966)
  Acquisition of AGI Incorporated, net of cash acquired                           (64,163)
  Acquisition of Tinsley Robor plc, net of cash acquired                -        (161,194)
                                                                  ------------------------
        Net cash used for investing activities                     (3,830)       (233,323)
                                                                  ------------------------

Cash flows from financing activities:
  Net change in borrowings under revolving credit line             (3,496)          9,600
  Repayment of long term debt                                        (575)        (29,850)
  Proceeds from issuance of long term debt                              -         101,000
  Proceeds from senior subordinated notes                               -         100,000
  Proceeds from issuance of bonds                                   4,000               -
  Change in capital leases                                              -             536
  (Increase) decrease in restricted cash                             (744)            204
  Proceeds from issuance of common stock                                -          63,175
  Change in deferred financing costs                                  (12)         (9,504)
                                                                  ------------------------
        Net cash provided by (used for) financing activities         (827)        235,161
                                                                  ------------------------

Effect of exchange rate differences on cash                             -             316
                                                                  ------------------------
(Decrease) increase in cash                                            (1)          2,225
Cash, beginning of period                                               6             194
                                                                  ------------------------
Cash, end of period                                               $     5      $    2,419
                                                                  ========================


   The accompanying notes are an integral part of these financial statements

                              IMPAC GROUP, INC.
     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-(continued)
                                (In Thousands)

                                                                  Nine Months Ended September 30,
                                                                ----------------------------------
Supplemental Cash Flow Information:                                    1997              1998
                                                                ----------------------------------
  Interest paid                                                            $1,486         $  6,617
  Income taxes paid                                                         2,198              (13)

  Acquisition of AGI Incorporated-
    Fair market value of assets acquired                                                  $103,529
    Fair market value of liabilities assumed                                                24,945
    Common stock issued                                                                     14,400
                                                                                          --------
    Cash paid                                                                               64,184
    Cash acquired                                                                               21
                                                                                          --------
          Acquisition of AGI Incorporated, net of cash acquired                           $ 64,163
                                                                                          ========
  Acquisition of Tinsley Robor plc-
    Fair market value of assets acquired                                                  $202,820
    Fair market value of liabilities assumed                                                40,687
                                                                                          --------
    Cash paid                                                                              162,133
    Cash acquired                                                                              939
                                                                                          --------
          Acquisition of Tinsley Robor plc, net of cash acquired                          $161,194
                                                                                          ========

                               IMPAC GROUP, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (In Thousands)

Note 1 -  Basis of Presentation

In the opinion of IMPAC Group, Inc. ("IMPAC") and its consolidated subsidiaries (together, the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and the changes in cash flows at September 30, 1998 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 1997 of KFI Holding and AGI Incorporated ("AGI") and the audited financial statements as of and for the year ended March 31, 1998 of Tinsley Robor plc ("Tinsley") in the Company's Form S-4 Registration Statement (File No. 333-48821) as filed with the Securities and Exchange Commission.

Certain amounts appearing in the December 31, 1997 balance sheet of the Company have been reclassified to conform with the current period reporting and changes in the Company's debt arrangements described below.

Note 2 -  Acquisitions

Acquisition of AGI Incorporated--

On March 12, 1998, KFI Holding Corporation acquired all of the common stock of AGI for $69.0 million including $54.6 million of cash and $14.4 million of newly issued common stock, plus acquisition costs. Upon consummation of this acquisition, KFI Holding Corporation changed its name to "IMPAC Group, Inc." Concurrently, the Company funded the retirement of $8.3 million of indebtedness outstanding under AGI's credit facility immediately prior to the transaction. The acquisition was funded by the proceeds from the issuance of $100.0 million of 10 1/8% Senior Subordinated Notes and $4.6 million of new common stock.

This acquisition was accounted for as a purchase and, accordingly, the operating results of AGI have been included in the Company's consolidated financial statements from the date of acquisition. A summary of the Company's purchase price allocation follows:


     Receivables                                 $ 11,555
     Inventories                                    6,998
     Deferred incomes taxes                         1,501
     Property, plant and equipment                 40,550
     Other assets                                   1,723
     Trade payables and accrued expenses          (11,799)
     Long-term debt                                (7,640)
     Deferred income taxes                         (5,505)
                                                 --------
          Net assets acquired                    $ 37,383
                                                 ========

The excess of the purchase price over the fair market value of the net assets acquired is being amortized over 40 years.

Acquisition of Tinsley Robor plc--

On September 11, 1998, the Company acquired substantially all of the common stock of Tinsley for $139.6 million plus acquisition costs. Concurrently, the Company funded the retirement of $18.5 million of indebtedness outstanding under Tinsley's credit agreements immediately prior to the transaction. The acquisition was funded through additional borrowings of $99.7 million under the Company's Amended and Restated Multicurrency Credit Facility described in Note 4 below, $58.6 million in proceeds from the sale of common stock to the company's existing stockholders or their affiliates and the issuance, in aggregate, of (Pound Sterling)5.05 million of five year promissory notes having a dollar equivalent value of $8.5 million under current exchange rates ("Loan Notes") to former Tinsley shareholders. Tinsley is a supplier of printed packaging for the music and multimedia market and has an established presence in the U.K. and Europe.

This acquisition was accounted for as a purchase and, accordingly, the operating results of Tinsley have been included in the Company's consolidated financial statements from the date of acquisition. A summary of the Company's preliminary purchase price allocation follows:


     Receivables                                  $19,395
     Inventories                                    7,843
     Property, plant and equipment                 45,550
     Other assets                                   3,197
     Trade payables and accrued expenses          (23,337)
     Long-term debt                               (14,985)
     Deferred income taxes                         (2,365)
                                                  -------
         Net assets acquired                      $35,298
                                                  =======

The excess of the purchase price over the fair market value of the net assets acquired is being amortized over 40 years.

Pro Forma for Acquisitions--

The following pro forma information presents certain operating data calculated to reflect the acquisitions of AGI and Tinsley and the additional borrowings incurred to fund those acquisitions as if they occurred as of the beginning of the periods presented.

                                     Three Months Ended                Nine Months Ended
                                       September 30,                     September 30,
                                 ---------------------------     -----------------------------
                                     1997           1998              1997           1998
                                     ----           ----              ----           ----
          Net sales                 $81,701        $74,644          $207,563       $192,429
          Net income (loss)           2,173             96               758         (6,232)

This pro forma data does not purport to represent what actual operating results would have been had the acquisitions been consummated on the dates indicated or what such results will be for any future period.

Note 3 -- Inventories

Inventories consist of the following:

                                              December 31,  September 30,
                                                  1997          1998
                                              ------------  -------------
     Raw materials                               $3,658        $ 8,330
     Work in process and finished goods           1,530         16,149
                                                 ------        -------
                                                 $6,957        $24,479
                                                 ======        =======

Note 4 -- Long-term Debt

On March 12, 1998, the Company completed the issuance of $100.0 million in Senior Subordinated Notes (the "Senior Subordinated Notes"). The Senior Subordinated Notes bear interest at 10 1/8% and mature March 15, 2008. The Indenture governing the Senior Subordinated Notes contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends, distributions or make investments or certain restricted payments, enter into certain transactions with affiliates, dispose of certain assets, incur liens securing subordinated indebtedness and engage in mergers and consolidations. The Senior Subordinated Notes are general, unsecured obligations of IMPAC and are guaranteed by all domestic subsidiaries of the Company (the "Subsidiary Guarantors") (see Note 5). They will be senior to any future subordinated debt of the Company. At September 30, 1998, the Company had no indebtedness outstanding that was subordinated to the Senior Subordinated Notes. The proceeds of the Senior Subordinated Notes were used to fund the acquisition of AGI and to retire all outstanding indebtedness under the Company's prior credit agreement. As a result of the refinancing, the Company recorded an extraordinary charge of $552 (net of tax), reflecting the write-off of deferred financing costs.

On March 12, 1998, the Company entered into a new five year credit facility which provided for a $40.0 million revolving credit facility and a $13.0 million letter of credit facility. On July 7, 1998, the Company entered into an Amended and Restated Multicurrency Credit Facility (the "Facility") which became effective on the initial funding date of the Tinsley acquisition and replaced the prior credit agreement. The Facility provides for up to $53.0 million of revolving credit borrowings (the "Revolver") with a $20 million letter of credit subfacility under the Revolver (the "L/C Facility"). The Facility also provides for $37.0 million of Term Loan A borrowings and $64.0 million of Term Loan B borrowings. The Facility also provides a guarantee to the holders of the Loan Notes described below. Under the provisions of the Facility, the aggregate amount of outstanding Term Loan A borrowings is limited by the amount outstanding under the Loan Notes guarantee. Up to $8.5 million of drawings under this guarantee to redeem the Loan Notes will be converted to additional borrowings under Term Loan A and any drawings which, as a consequence of currency fluctuations, exceed $8.5 million will be converted to additional borrowings under the Revolver. Borrowings under the Facility rank senior to the Senior Subordinated Notes and are guaranteed by the Subsidiary Guarantors on a senior basis and are secured by substantially all of the assets of IMPAC and the Subsidiary Guarantors. As of September 30, 1998, there were $9.6 million of borrowings outstanding under the Revolver, $28.5 million of borrowings outstanding under Term Loan A and $64.0 million of borrowings outstanding under Term Loan B. The Company currently has $12.6 million in letters of credit outstanding under the L/C Facility securing its industrial revenue bond ("IRB") borrowings. The interest rate on the Facility is based on either the IBOR or Base Rate plus the applicable margin. The interest rate on the L/C Facility is based on the applicable IBOR margin. The Company currently pays a commitment fee of 1/2 of 1% per annum on the amount of the available credit on the Revolver over the amount outstanding, plus any outstanding letters of credit available. The Revolver has a five and one-half year maturity. The Term Loan A and Term Loan B provide for quarterly scheduled payments maturing in five and one-half years and six and one-half years, respectively. The Company is required to make mandatory prepayments on the term loans beginning in March, 2000 if the Company generates excess cash flow, as defined.

The credit agreement governing the Facility (the "Credit Agreement") includes covenants requiring the Company to maintain (i) maximum leverage ratios, (ii) maximum senior leverage ratios, (iii) minimum interest coverage ratios, and (iv) minimum fixed charge coverage ratios. The Credit Agreement also contains covenants, among others, limiting additional indebtedness, liens, dividends, restricted payments, guaranties, advances to affiliates, investments, mergers, creation of subsidiaries, asset sales and dispositions.

In connection with the acquisition of Tinsley, the Company issued (Pound Sterling)5.05 million of five year promissory notes having a dollar equivalent value of $8.5 million under current exchange rates ("Loan Notes") to former Tinsley shareholders. The Loan Notes rank senior to the Senior Subordinated Notes and are guaranteed by Bank of America. Drawings under this guarantee will be converted into borrowings under Term Loan A and the Revolver of the Credit Facility.

In connection with the acquisition of AGI, the Company assumed $7.6 million of variable rate IRB borrowings which mature on February 1, 2026. In connection with the acquisition of Tinsley, the Company assumed $15.0 million of capital leases.

Long-term debt as of December 31, 1997 and September 30, 1998, consisted of the following:

                                                   December 31, 1997           September 30, 1998
                                                   -----------------           ------------------
     Bank borrowings                                         $29,850                     $102,062
     Senior subordinated notes                                     -                      100,000
     Industrial revenue bonds                                  4,000                       11,640
     Loan notes                                                    -                        8,538
     Capital leases                                                -                       15,758
                                                   ----------------------------------------------
       Total debt                                             33,850                      237,998
       Less-current maturities                                     -                        9,410
                                                   ----------------------------------------------
       Total long-term debt                                  $33,850                     $228,588
                                                   ==============================================

Note 5 - Non-guaranteeing Subsidiaries

Under the Indenture governing the Senior Subordinated Notes and under the Credit Agreement governing the Facility, certain foreign subsidiaries of the Company are not required to guarantee the Senior Subordinated Notes and the Facility. Currently, none of Tinsley or its subsidiaries have guaranteed the Senior Subordinated Notes or the Facility. However,the Company anticipates that Tinsley and certain of its subsidiaries will deliver such guarantees prior to December 10, 1998, in accordance with the requirements of the Credit Agreement. Sales and net income of Tinsley and its subsidiaries for the period from the date of acquisition to September 30, 1998 were $6.6 million and $0.4 million, respectively. The following is unaudited consolidated balance sheet data of Tinsley and its subsidiaries as of September 30, 1998:


                                       September 30,
                                           1998
                                       -------------
Cash                                        $  1,320
Trade accounts receivable, net                20,648
Inventories                                    3,530
Other current assets                           7,309
                                       -------------
   Total current assets                       32,807
Property, plant and equipment, net            46,067
Goodwill                                     127,718
Other assets                                     849
                                       -------------
   Total assets                             $207,441
                                       =============
Trade payables and accrued expenses         $ 20,623
Other current liabilities                     12,076
                                       -------------
   Total current liabilities                  32,699
Long-term liabilities                          9,710
                                       -------------
Total liabilities                           $ 42,409
                                       =============

Note 6 - New Stock Issuance

In connection with the acquisition of AGI on March 12, 1998, the Company (i) exchanged 44,118 shares of new Common Stock, Series A for all previously issued and outstanding shares of non-voting Common Stock, voting Common Stock and Preferred Stock of KFI Holdings, (ii) issued 13,529 shares of new Common Stock, Series A for $4.6 million, and (iii) issued 42,353 shares of new Common Stock, Series A as partial consideration to former shareholders of AGI.

In connection with the acquisition of Tinsley on September 11, 1998, the Company issued 96,245.5 shares of new Common Stock, Series A to certain of the Company's existing stockholders or their affiliates for $58.6 million.

Note 7 - Comprehensive Income

Prior to the acquisition of Tinsley, the Company had no amounts to report as other comprehensive income pursuant to Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Company's comprehensive income consisted of the following:


                                              Three Months             Nine Months
                                           Ended September 30,     Ended September 30,
                                                  1998                    1998
                                           -------------------     -------------------
       Net income (loss)                         $1,444                  $ (714)
       Foreign currency translation
         adjustment                               2,531                    2,531
                                               --------                 --------
       Comprehensive income                      $3,975                  $ 1,817
                                               ========                 ========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     On March 12, 1998, KFI Holding completed its acquisition of AGI Incorporated ("AGI") and the issuance of the Company's 10 1/8% Senior Subordinated Notes due 2008 ("Senior Subordinated Notes"). Upon consummation of these transactions KFI Holding changed its corporate name to "IMPAC Group, Inc." ("IMPAC"). On September 11, 1998, the Company acquired substantially all of the outstanding capital stock (the "Tinsley Acquisition") of Tinsley Robor plc, a UK public limited company ("Tinsley"). The Company funded the Tinsley Acquisition through borrowings under the Amended and Restated Multicurrency Credit Facility (the "Facility"), proceeds from the sale of common stock to the Company's existing stockholders or their affiliates and the issuance of five year promissory notes ("Loan Notes") to former Tinsley shareholders. References below to the "Company" mean IMPAC Group, Inc. and its consolidated subsidiaries.

     As a result of these transactions, the Company's consolidated financial statements for the three month and nine month periods ended September 30, 1997 and 1998 are not comparable due to the inclusion in the consolidated financial statements of AGI's and Tinsley's assets, liabilities and operating results from the dates of acquisition. As such, the discussion and analysis of the results of operations and financial condition for the three month and nine month periods ended September 30, 1997 and 1998 are presented on a pro forma basis as if the acquisitions of AGI and Tinsley and the borrowings incurred to fund those acquisitions occurred as of the beginning of the periods presented.

     IMPAC is a holding company with no material assets or operations other than its investments in its subsidiaries. All of Klearfold and AGI and their direct and indirect subsidiaries (the "Domestic Subsidiaries") are wholly-owned by IMPAC and have guaranteed the Senior Subordinated Notes on a full, unconditional, joint and several basis, subject to the subordination provisions provided for in the related Indenture. Separate financial statements of the Domestic Subsidiaries have not been presented in this Form 10-Q because management has determined that such financial statements would not be material to investors. Consolidated balance sheet data of Tinsley and its subsidiaries has been presented in Note 5 to Notes to Unaudited Condensed Consolidated Financial Statements.

  Overview
     IMPAC is a leading designer, manufacturer and marketer of high-end, value-added specialty packaging for various consumer products markets including entertainment, cosmetics and personal care in the United States and Europe. Through its creative design work, specialized manufacturing techniques and diverse printing capabilities, the Company offers innovative specialty packaging solutions for customers that seek to differentiate their products in the consumer marketplace. In addition, unlike most of its competitors, the Company utilizes a broad range of paper, paperboard and transparent rigid plastic materials for its products.

RESULTS OF OPERATIONS

Pro Forma Three Months Ended September 30, 1998 Compared to Pro Forma Three Months Ended September 30, 1997

The following table sets forth certain unaudited income statement data (expressed as a percentage of net sales) for the three months ended September 30, 1997 (the "1997 period") and the three months ended September 30, 1998 (the "1998 period") on a pro forma basis as if the acquisitions of AGI and Tinsley and the borrowings incurred to fund those acquisitions occurred as of the beginning of the periods presented.

                                                        Pro Forma Three Months
                                                         Ended September 30,
                                                       ------------------------

                                                          1997         1998
                                                       ----------    ----------
Income Statement Data:
Net sales                                                  100.0%        100.0%
Cost of goods sold                                          68.4%         71.8%
                                                       ----------    ----------
Gross profit                                                31.6%         28.2%
Selling, general and administrative expenses                19.7%         19.4%
                                                       ----------    ----------
Operating income                                            11.9%          8.8%
Interest expense, net                                        6.6%          7.2%
                                                       ----------    ----------
Income before income taxes and extraordinary item            5.3%          1.6%
Income taxes                                                 2.6%          1.2%
                                                       ----------    ----------
Income before extraordinary item                             2.7%          0.4%
                                                       ==========    ==========

Net Sales for the 1998 period were $74.6 million compared to $81.7 million for the 1997 period, a decrease of 8.6%. This decrease was due largely to a $6.6 million decline in special video packaging due to strong 1997 sales related to the successful releases of several popular titles by the Company's existing customers along with a decrease in sales of music packaging to the Company's European customers in 1998.

Gross Profit for the 1998 period was $21.0 million compared to $25.8 million for the 1997 period, a decrease of 18.5%. The resulting decline in gross margin from 31.6% to 28.2% was primarily due to the decrease in sales of higher value-added packaging products to the entertainment industry, as discussed above. Gross margin was also negatively impacted by the less favorable absorption of fixed costs due to the lower overall sales volume.

Selling, General and Administrative Expenses for the 1998 period were $14.5 million compared to $16.1 million for the 1997 period, a decrease of 10.1%. The decrease in SG&A as a percentage of sales from 19.7% to 19.4% was due primarily to reductions in anticipated payouts under various compensation programs tied to sales and profitability partially offset by expenses associated with the anticipated relocation and consolidation of certain of the Company's foreign operations.

Operating Income for the 1998 period was $6.5 million compared to $9.7 million for the 1997 period, a decrease of 32.5% due to the factors discussed above.

Net Interest Expense was $5.4 million for both the 1998 and 1997 periods.

Income Taxes for the 1998 period was a provision of $0.9 million compared to $2.1 million for the 1997 period. The Company's effective tax rates for the periods are not meaningful due to the effects of non-deductible goodwill amortization of approximately $1.0 million in each period relative to the amounts of income before income taxes.

Net Income for the 1998 period was $0.1 million compared to $2.2 million for the 1997 period due to the factors discussed above.

Pro Forma Nine Months Ended September 30, 1998 Compared to Pro Forma Nine Months Ended September 30, 1997

The following table sets forth certain unaudited income statement data (expressed as a percentage of net sales) for the nine months ended September 30, 1997 (the "1997 period") and the nine months ended September 30, 1998 (the "1998 period") on a pro forma basis as if the acquisitions of AGI and Tinsley and the borrowings incurred to fund those acquisitions occurred as of the beginning of the periods presented.

                                                                 Pro Forma
                                                             Nine Months Ended
                                                               September 30,
                                                             -----------------
                                                              1997       1998
                                                             ------     ------
Income Statement Data:
Net sales                                                    100.0%     100.0%
Cost of goods sold                                            70.2%      74.1%
                                                             ------     ------
Gross profit                                                  29.8%      25.9%
Selling, general and administrative expenses                  20.5%      20.0%
                                                             ------     ------
Operating income                                               9.3%       5.9%
Interest expense, net                                          7.7%       8.4%
                                                             ------     ------
Income (loss) before income taxes and extraordinary item       1.6%      (2.5%)
Income taxes                                                   1.2%       0.4%
                                                             ------     ------
Income (loss) before extraordinary item                        0.4%      (2.9%)
                                                             ======     ======

Net Sales for the 1998 period were $192.4 million compared to $207.6 million for the 1997 period, a decrease of 7.3%. This decrease was due to a $15.1 million decline in entertainment packaging and a $3.2 million decline in cosmetics packaging partially offset by a $3.1 million increase in sales to other markets. The entertainment packaging reduction was due to a decline in sales of special video packaging due to strong 1997 sales related to the successful releases of several popular titles by the Company's existing customers and a decrease in sales of standard music packaging to the Company's European customers in 1998. This decline was partially offset by stronger sales of special music packaging. The decrease in cosmetics sales relates primarily to a decision by one of the Company's significant cosmetics packaging customers to begin to manufacture certain of its packaging internally and to softness in retail sales of one product line of another significant cosmetics customer. Increased sales in other markets have resulted from increases in sales in the personal care and food and beverage markets.

Gross Profit for the 1998 period was $49.8 million compared to $61.8 million for the 1997 period, a decrease of 19.5%. The resulting decline in gross margin from 29.8% to 25.9% was primarily due to the decrease in sales of higher value-added packaging products to the entertainment industry, as discussed above. Gross margin was also negatively impacted by the less favorable absorption of fixed costs due to the lower overall sales volume, the start-up of the Company's Grover, North Carolina facility, additional expenses associated with the start-up of a new printing press and start-up costs associated with new packaging for two significant customers. Additionally, the 1997 period benefited from a supply contract termination settlement of $0.8 million and a favorable insurance adjustment of $0.4 million.

Selling, General and Administrative Expenses for the 1998 period were $38.5 million compared to $42.5 million for the 1997 period, a decrease of 9.5%. The decrease in SG&A as a percentage of sales from 20.5% to 20.0% was due primarily to reductions in anticipated payouts under various compensation programs tied to sales and profitability offset by start-up costs associated with the Company's Grover, North Carolina facility and by expenses associated with the anticipated relocation and consolidation of certain of the Company's foreign operations.

Operating Income for the 1998 period was $11.2 million compared to $19.2 million for the 1997 period, a decrease of 41.7% due to the factors discussed above.

Net Interest Expense for the 1998 period was $16.1 million compared to $16.0 million for the 1997 period. The increase was due to the issuance of $4.0 million of Industrial Revenue Bonds in August, 1997.

Income Taxes for the 1998 period was a provision of $0.7 million compared to $2.5 million for the 1997 period. The Company's effective tax rates for the periods are not meaningful due to the effects of non-deductible goodwill amortization of approximately $3.1 million in each period relative to the amounts of income (loss) before income taxes.

Net Loss for the 1998 period was $6.3 million compared to net income of $0.7 million for the 1997 period due to the factors discussed above. The pro forma loss for the 1998 period does not include an extraordinary charge of $0.7 million, net of tax, related to the early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

On March 12, 1998, KFI Holding acquired all of the common stock of AGI for $69.0 million including $54.6 million of cash and $14.4 million of newly issued common stock, plus acquisition costs. Concurrently, the Company funded the retirement of $8.3 million of indebtedness outstanding under AGI's credit facility immediately prior to the transaction. The acquisition was funded by the proceeds (net of $4.7 million in debt issuance costs) from the issuance of $100.0 million of 10 1/8% Senior Subordinated Notes and $4.6 million of new common stock. The balance of the proceeds of the Senior Subordinated Notes were used to retire all outstanding indebtedness of $29.9 million under KFI Holding's prior bank credit agreement. At the same time, KFI Holding entered into a new five year credit agreement which provided for a $40.0 million revolving credit facility and a $13.0 million letter of credit facility.

On September 11, 1998, the Company acquired substantially all of the common stock of Tinsley, for $139.6 million plus acquisition costs. Concurrently, the Company funded the retirement of $18.5 million of indebtedness outstanding under Tinsley's credit agreements. The acquisition was funded through borrowings of $99.7 million under the Amended and Restated Multicurrency Credit Facility, described below, $58.6 million in proceeds from the sale of common stock to the Company's existing stockholders or their affiliates (the "New Common Equity") and the issuance of (Pound Sterling) 5.05 million of five year promissory notes having a dollar equivalent value of $8.5 million under current exchange rates ("Loan Notes") to former Tinsley shareholders. The Company is considering a new preferred equity financing to replace a portion of the New Common Equity.

On July 7, 1998, the Company entered into an Amended and Restated Multicurrency Credit Facility (the "Facility") which became effective on the initial funding date of the Tinsley acquisition and replaced the prior Credit Agreement. The Facility provides for up to $53.0 million of revolving credit borrowings (the "Revolver") with a $20 million letter of credit subfacility under the Revolver (the "L/C Facility"). The Facility also provides for $37.0 million of Term Loan A borrowings and $64.0 million of Term Loan B borrowings. The Facility also provides a guarantee to the holders of the Loan Notes. Under the provisions of the Facility, the aggregate amount of outstanding Term Loan A borrowings is limited by the amount outstanding under the Loan Note guarantee. Up to $8.5 million of drawings under this guarantee to redeem the Loan Notes will be converted to additional borrowings under Term Loan A and any drawings which, as a consequence of currency fluctuations exceed $8.5 million will be converted to additional borrowings under the Revolver. The Revolver has a five and one-half year maturity, the Term Loan A has a five and one-half year maturity and the Term Loan B has a six and one-half year maturity.

The Company's primary cash requirements historically have related to capital expenditures, working capital and debt service. The Company has historically funded these requirements through internally generated cash flow, borrowings under bank credit arrangements and the issuance of industrial revenue bonds.

Net cash provided by operating activities for the nine months ended September 30, 1998 ("the 1998 period") was $0.1 million compared to $4.7 million for the nine months ended September 30, 1997 ("the 1997 period"). Income from operations before non-cash charges increased to $5.6 million from $3.2 million due to increased depreciation and amortization partially offset by a decrease in income from operations. In the 1998 period, income from operations before non-cash charges of $5.6 million, the issuance of senior subordinated notes, a $0.5 million increase in capital leases, the issuance of common stock, $110.6 million of borrowings under the Company's credit facility and $0.2 million of proceeds from the Company's industrial revenue bonds were used to fund the acquisitions of Tinsley Robor, plc and AGI Incorporated, the repayment of $29.9 million of bank borrowings, $9.5 million of debt issuance costs, $8.0 million of capital expenditures and a $5.5 million increase in working capital requirements. In the 1997 period, income from operations before non-cash charges of $3.2 million, $3.3 million of net proceeds of an Industrial Revenue Bond issuance and $1.4 million increase in working capital requirements were used to fund a net decrease of $4.1 million in outstanding borrowings under the Company's bank credit facility and $3.8 million of capital expenditures. The Company expects to spend approximately $6.5 million on capital projects on a combined basis during the fourth quarter of 1998.

     IMPAC is a holding company with no operations of its own. The Company's ability to make required interest payments on the Senior Subordinated Notes depends upon its ability to receive funds from its domestic and foreign subsidiaries. The Company, at its discretion, controls the receipt of dividends or other payments from its domestic and foreign subsidiaries, subject in the case of certain foreign subsidiaries to limitations that may be imposed under the laws of the applicable jurisdictions of organization. These limitations are not considered to be material to the Company as a whole.

     Since its acquisition of Tinsley, the Company is exposed to currency exchange rate risk with respect to its net assets, transactions and the related net income denominated in U.K. Pound Sterling, Dutch Guilders, Irish Punts, and Austrian Schilings. Business activities in various currencies expose the Company to the risk that the eventual net dollar cash inflows resulting from transactions with foreign customers and suppliers denominated in foreign currencies may be adversely affected by changes in currency exchange rates. The Company is evaluating these risks and developing its hedging program.

ADOPTION OF NEW ACCOUNTING STANDARDS

In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" which is effective for fiscal years beginning after December 15, 1997. Statement No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers in annual financial statements and interim financial reports. The Company is currently evaluating Statement No. 131 and plans to adopt the standard during the fourth quarter of 1998.

In March 1998 and April 1998, the AcSEC (Accounting Standards Executive Committee) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and SOP 98-5, "Reporting on the Costs of Start-Up Activities," respectively. Both Statements are effective for fiscal years beginning after December 15, 1998, and early adoption is encouraged. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-5 requires that entities expense start-up costs and organization costs as they are incurred. The Company is currently evaluating the new Statements and does not expect the adoption of either to have a material effect on the results of operations.

In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits" which is effective for fiscal years beginning after December 15, 1997. Statement No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of these plans. The Company is currently evaluating this new Statement and plans to adopt the standards during the year ended December 31, 1998.

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Due to the recent release and complexity of this new standard, an assessment of the impact it will have on the financial position or results of operations has not been completed.


YEAR 2000 ISSUES

General
-------

As many computer systems and other equipment with embedded chips or processors use only two digits to represent the year, they may be unable to accurately process certain data during or after year 2000. This is commonly known as the Year 2000 ("Y2K") issue. The Y2K issue can arise at any point in an entity's supply, manufacturing, processing, distribution and financial chains.

IMPAC Group, Inc. and its wholly owned domestic subsidiaries, AGI and Klearfold, are undertaking an initiative entitled IMPAC 2000 (the "Domestic Project"). While addressing the Y2K issue specifically, the Domestic Project is intended to change the entire business systems infrastructure and make it Y2K compliant.

The Company believes that Tinsley has substantially addressed the Y2K issue, with Tinsley's information technology ("IT") systems currently in compliance with Y2K. With regard to non-IT issues, Tinsley has contacted vendors who have provided assurances that the relevant systems are in compliance.

Projects
--------

The Domestic Project is divided into 4 major areas -- Infrastructure Systems, Applications Software, Manufacturing Equipment and External Stakeholders. At the present time, the Infrastructure Systems portion of the project is believed to be complete in so far as it pertains to Y2K. This includes personal computers, local and wide area networks and telephony. In addition, desktop environments have been standardized and all such applications are now believed to be Y2K compliant. At present, the Applications Software at AGI and Klearfold are different. These systems will be harmonized with the implementation of the ORACLE Enterprise Resource Planning ("ERP") systems. The Company has retained an outside consultant to assist in the integration of the business and systems processes into an ORACLE ERP solution. The project is 50 percent complete, with Y2K compliance being expected by mid 1999. A Y2K compliant patch of Klearfold's application software is available and will be installed as a contingency plan in the event of project delays in the ORACLE environment. A contingency plan for the AGI Applications Software has not yet been developed. In addition to the aforementioned, a comprehensive review of Manufacturing Equipment has been completed and the Company believes that substantially all significant equipment is Y2K compliant. In regards to its External Stakeholders, the Company is in the process of contacting its material suppliers and Electronic Data Interfaces with third party customers and vendors are in the process of review.

Tinsley implemented the SAGE accounting application and updated the IMPRINT application in the second half of 1998. At present, a subsidiary operation in Salzburg (Austria) has not implemented SAGE. However, the required time scale for such an implementation is two calendar months.

Costs
-----

The total cost associated with required modifications to business systems is not expected to be material to the financial position of the Company. The estimated cost of the Domestic Project is $6.5 million, of which $0.6 million was spent in 1997 and $2.8 million was spent in the nine months ended September 30, 1998. The residual amount of $3.1 million is to be spent in the fourth quarter of 1998 and in 1999. The Company will fund the Domestic Project, along with its other capital expenditures, with internally generated cash flows along with additional Revolver borrowings, as necessary.

Risks
-----

The failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the results of operations, liquidity and financial condition of the Company. Due to the general uncertainty inherent with regards to Y2K issues, resulting in part from the uncertainty of the Y2K readiness of third-party suppliers and customers, the Company is unable to predict what consequences any Y2K failures would have on its results of operations, liquidity or financial condition or on the most reasonably likely worst case scenario. The domestic and foreign projects will continue to significantly reduce the level of uncertainty about the Y2K problem and, in particular, about the Y2K compliance and readiness of its material suppliers. The Company believes that, with the implementation of the new business systems and completion of the projects listed above as scheduled, the possibility of significant interruptions of normal operations should be reduced.

EURO

The European Community is to introduce a common European monetary unit, called the Euro, effective January 1, 1999. The UK, where Tinsley is headquartered, has opted not to adopt the Euro. However, certain subsidiary operations are in countries such as The Netherlands, the Republic of Ireland and Austria, which are participating in its introduction. The new SAGE system implemented at Tinsley is capable of handling multicurrency transactions, with the Euro being a currency in its portfolio. The Company does not believe that the introduction of the Euro will have a material adverse effect on the results of its operations. See Liquidity and Capital Resources for further discussion of currency and exchange rate issues.

FORWARD-LOOKING STATEMENTS/RISK FACTORS
This Form 10-Q may contain "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to (i) statements regarding drawings under the Loan Note guarantee, (ii) the Company's intention to adopt the standards under each of the FASB and the AcSEC statements described above under "Adoption of New Accounting Standards" (iii) the effect of the Company's adoption of each of the new AcSEC and FASB statements, (iv) statements regarding the Company's projects with respect to Y2K issues, (v) statements regarding the delivery by certain of the Company's subsidiaries of guarantees with respect to the Senior Subordinated Notes and the Facility, (vi) statements regarding a new preferred equity financing, and (vii) statements regarding the effect of the introduction of the Euro; and (viii) certain other statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, those described below:

     . In connection with the consummation of the acquisitions of AGI and Tinsley, the Company incurred a significant amount of indebtedness and, as a result, the Company is highly leveraged. The Company is permitted to incur substantial additional indebtedness in the future.

     . The Senior Subordinated Notes and the related subsidiary guarantees (the "Subsidiary Guarantees") are subordinated in right of payment to all current and future senior debt of the Company and the Subsidiary Guarantors. The Senior Subordinated Notes indenture (the "Indenture") permits the incurrence of substantial additional indebtedness, including senior debt, by the Company and its subsidiaries in the future.

     . The Company has no prior history as a combined entity and its operations have not previously been managed on a combined basis. Prior to the combination of AGI and Klearfold in March 1998 and the acquisition of Tinsley in September 1998, AGI, Klearfold and Tinsley were operated as separate entities. The historical financial statements and pro forma financial information presented in this Form 10-Q may not necessarily be indicative of the results that would have been attained had the Company operated on a combined basis.

     . The Company's packaging products are almost entirely targeted to consumer products companies. Sales of consumer products are subject to changing tastes and technologies that cannot be predicted.

     . The markets for the Company's products may be affected by technological change and new product introductions, among other things. The Company's success will depend, in part, upon its continued ability to manufacture products that meet changing customer needs, successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis and enhance and expand its existing product offerings.

     . The Company may in the future pursue selective acquisitions within the specialty packaging industry. In the event that any such acquisition were to occur, there can be no assurance that the Company's business, financial condition and results of operations would not be materially adversely affected.

     . The past and present operations of the Company and the past and present ownership and operations of real property by the Company are subject to extensive and changing federal, state and local environmental laws and regulations pertaining to the discharge of materials into the environment, the handling and disposition of wastes, the recycling, composition and recycled content of packaging, or otherwise relating to the protection of the environment.

     . The Company has entered into supply contracts with three key customers. These contracts represented approximately 11% of the Company's business in fiscal 1997. The supply contracts are generally terminable for any material breach or events of insolvency. Three of these contracts expire in 1999 and one expires in 2004. While the Company believes that the contracts will be renewed, there can be no assurance that these contracts will be renewed or the terms of such renewal will be favorable. The loss of any of these contracts or the renewal at materially worse terms could have a material adverse affect on the Company.

     . The Company's majority stockholder or its affiliates and certain members of senior management own substantially all of the outstanding voting stock of IMPAC, which is the sole stockholder of AGI, Klearfold and Tinsley and, by virtue of such ownership, have the power to control all matters submitted to stockholders of IMPAC and to elect all directors of IMPAC and its subsidiaries, including AGI, Klearfold and Tinsley.

     . Under applicable provisions of federal bankruptcy law or comparable provisions of state fraudulent transfer law, the Senior Subordinated Notes or the Subsidiary Guarantees, could be voided, or claims in respect of the Senior Subordinated Notes or the Subsidiary Guarantees could be subordinated to all other debts of the Company or any Subsidiary Guarantor. In addition, the payment of interest and principal by the Company or any Subsidiary Guarantor pursuant to the Senior Subordinated Notes could be voided and required to be returned to the person making such payment, or to a fund for the benefit of the creditors of the Company or any Subsidiary Guarantor.

     . Upon a change of control, as defined in the Indenture, the Company will be required to offer to repurchase all outstanding Senior Subordinated Notes at 101% of the principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, to the date of repurchase. However, there can be no assurance that sufficient funds will be available at the time of any change of control to make any required repurchases of Senior Subordinated Notes tendered or that restrictions in the Facility will allow the Company to make such required repurchases.

     . There can be no assurance regarding the future development of a market for any of the Senior Subordinated Notes, or the ability of holders of any of the Senior Subordinated Notes to sell their Senior Subordinated Notes, or the price at which such holders may be able to sell such Senior Subordinated Notes.

     . Under the terms of the Indenture certain foreign subsidiaries acquired or created by the Company, including certain subsidiaries of Tinsley, may not be required to deliver a guarantee with respect to the Senior Subordinated Notes.

     . A substantial portion of the Company's business is now conducted in international markets. Political changes in international markets and/or currency exchange rate fluctuations could materially adversely affect the Company's business.

     . The Company's ability to complete the Domestic Project, and to address the Y2K issue in general, will depend on the availability of resources, the Company's ability to discover and correct those potential Y2K problems which could have a serious impact on specific Company facilities and the ability of vendors to bring their computer systems and other equipment into Y2K compliance.

Other risks and uncertainties are described in the Company's Registration Statement on Form S-4 (File No. 333-48821) under the Securities Act of 1933, and incorporated herein by reference.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The disclosure requirements pursuant to Item 305 of Regulation S-K are not yet effective for the Company. Such disclosures will be included in the Company's filings commencing with its Annual Report on Form 10-K for the fiscal year ending December 31, 1998, to the extent applicable. For further information regarding qualitative disclosures about market risk, see Management's
Discussion and Analysis of Financial Condition and Results of Operations.

PART II - OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

          NONE

ITEM 2:   CHANGES IN SECURITIES AND USE OF PROCEEDS

          In connection with the acquisition of Tinsley on September 11, 1998, the Company issued 96,245.5 shares of new common stock, Series A to certain of the Company's existing stockholders or their affiliates, as set forth below. Each of such sale was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) thereof as a transaction not involving any public offering of such securities.

Heritage Fund I, L.P.
Heritage Fund II, L.P.
Richard Block
Donald W. Kosterka, as Trustee of the Donald Kosterka Trust dated 5/17/92 David Underwood
John McInerney

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES

          NONE

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On September 9, 1998, the Company's stockholders consented to the amendment of the Company's Amended and Restated By-laws. Such stockholder action was consented to by the affirmative vote of the holders of approximately 70,052 shares of the Company's Common Stock, Series A.

ITEM 5:   OTHER INFORMATION

          Exchange of Outstanding Senior Notes

          On September 3, 1998, the Company commenced an offer to exchange $100.0 million in aggregate principal amount of its 10 1/8% Senior Subordinated Notes due 2008, Series B (the "Exchange Notes") that had been registered under the Securities Act of 1933, as amended (the "Securities Act"), for a like principal amount of the Company's outstanding 10 1/8% Senior Subordinated Notes due 2008 (the "Original Notes"). This exchange was commenced in accordance with the terms of the Registration Rights Agreement, dated as of March 12, 1998, between the Company and the initial purchasers of the Original Notes. The Original Notes were issued by the Company on March 12, 1998 in a transaction exempt from the registration requirements of the Securities Act by virtue of Rule 144A promulgated thereunder. The Company completed the exchange offer in November, 1998.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

          (A)  Exhibits

               2.3 Stock Purchase Agreement, dated as of September 10, 1998, by and among the Company, Heritage Fund I, L.P., Heritage Fund II, L.P., Richard Block and certain other persons.

               3.1 Amended and Restated Certificate of Incorporation of the Company.*

               3.3   Second Amended and Restated By-laws of the Company.

               3.4 Amendment to Amended and Restated Certificate of Incorporation of the Company, dated as of July 6, 1998.

              10.60 First Amended and Restated Stockholder Agreement, dated as of September 10, 1998, between the Company, certain Holding stockholders, certain stockholders of AGI and certain other persons.

              27.1   Financial Data Schedule.
           --------
            *Incorporated by reference to the same numbered exhibit to the
             Company's Registration Statement on Form S-4 (File No. 333-48821).

          (B)  Reports on Form 8-K

               A report on Form 8-K was filed on October 27, 1998 announcing the consummation of the acquisition of Tinsley Robor plc on September 11, 1998.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  IMPAC Group, Inc.

Date:     November 16, 1998                       By:___________________________
                                                     David C. Underwood
                                                     Chief Financial Officer