Form 10-K
period 1998-12-31
IMPAC GROUP INC /DE/
filed 1999-03-31
CIK 1058452

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   FORM 10-K

               FOR ANNUAL REPORT AND TRANSITION REPORTS PURSUANT
         TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                      or

[_] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the Transition Period From       to      .

                       Commission File Number: 333-48821

                               IMPAC GROUP, INC.
            (Exact Name of Registrant as Specified in Its Charter)

               DELAWARE                              23-2923682
                                         (I.R.S. EmployerIdentification No.)
    (State or other jurisdiction of
    incorporation or organization)

             1950 North Ruby Street, Melrose Park, Illinois 60160
                   (Address of Principal Executive Offices)

              Registrant's telephone number, including area code
                                (708) 344-9100

                               ----------------

       Securities registered pursuant to Section 12(b) of the Act: None

             Title of each class Name of each exchange on which registered
             ------------------- -----------------------------------------
       None                                        None

       Securities registered pursuant to Section 12(g) of the Act: None:

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   Number of shares of Series A Common Stock, $0.001 par value per share (the "Series A Common Stock") and Series B Common Stock, $0.001 par value per share (the "Series B Common Stock" and, together with the Series A Common Stock, the "Common Stock") outstanding as of the close of business on March 15, 1999:

                    Class Number of Shares Outstanding
                    ----- ----------------------------
Series A Common Stock               161,658
Series B Common Stock                4,500

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    CONTENTS

                                                                           Page
                                                                           ----
                                    PART I
 Item  1.  Business.....................................................     1
 Item  2.  Properties...................................................     8
 Item  3.  Legal Proceedings............................................     9
 Item  4.  Submission of Matters to Vote of Security Holders............     9

                                    PART II

 Item  5.  Market for Registrant's Common Equity and Related Stockholder
            Matters.....................................................    10
 Item  6.  Selected Pro Forma and Historical Financial Data.............    12
 Item  7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    14
 Item  7A. Quantitative and Qualitative Disclosures About Market Risk...    26
 Item  8.  Financial Statements and Supplementary Data..................    27
 Item  9.  Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure....................................    27

                                   PART III

 Item 10.  Directors and Executive Officers of the Registrant...........    28
 Item 11.  Executive Compensation.......................................    31
 Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................    34
 Item 13.  Certain Relationships and Related Transactions...............    36

                                    PART IV

 Item 14.  Exhibits, Financial Statements Schedules and Reports on Form
            8-K.........................................................    40

                                    PART I.

ITEM 1. BUSINESS

Company Overview

   IMPAC Group, Inc. ("IMPAC" or the "Registrant", and, collectively with its consolidated subsidiaries, the "Company") is an international designer, manufacturer and marketer of high-end, value-added specialty packaging for various consumer products markets including entertainment, cosmetics and personal care. The Company offers innovative specialty packaging solutions for customers that seek to differentiate their products in the consumer marketplace. In addition, the Company utilizes a broad range of paper, paperboard and transparent rigid plastic materials for its products. As used in this Annual Report on Form 10-K (the "Report"), the terms "fiscal 1996", "fiscal 1997", "fiscal 1998" and "fiscal 1999" refer to the fiscal years of the Company ended or ending on December 31 of the applicable calendar year.

   The Company has built strong relationships with marketing-driven customers in diverse industries, including Avon Products, Inc. and Revlon Consumer Products Corporation in the cosmetics industry, EMI Group plc ("EMI") (including the Capitol and Virgin Records labels), Universal Music Group (a business unit of the Seagram Company Ltd. including the Geffen, Mercury and Motown labels) and Fox Entertainment Group, Inc. in the entertainment industry, and Clairol, Inc. and Colgate-Palmolive Company in the personal care industry. In the entertainment industry, examples of the Company's products include printed paper inserts for standard compact disc ("CD") packaging as well as specialty paperboard-based CD packaging and specialty packaging for home videos and digital versatile discs ("DVD"). In the cosmetics and personal care industries, the Company offers products such as paperboard and plastic folding cartons, transparent rigid plastic toothbrush packages and windowed boxes made of paperboard and transparent rigid plastic for face creams, lipsticks and other skin care products.

   In March, 1998, KFI Holding Corporation ("KFI"), the parent company of Klearfold, Inc. ("Klearfold") acquired AGI Incorporated ("AGI"). Upon completion of the acquisition of AGI, KFI changed its name to "IMPAC Group, Inc." This combination of AGI and Klearfold under common ownership is referred to as the "Combination". AGI is a supplier of standard and specialty printed packaging in the United States for the entertainment, cosmetics and personal care industries. Klearfold is a supplier of innovative display packaging using specialty windowed folding cartons that combine rigid plastic film with paperboard for the cosmetics and other consumer products industries. Subsequently, in September 1998, the Company acquired all of the issued and outstanding shares of capital stock of Tinsley Robor plc (together with its subsidiaries, "Tinsley", with the acquisition referred to as the "Tinsley Acquisition"). Similar to the Company's domestic operations, Tinsley is a supplier of printed packaging for the United Kingdom music and multimedia markets and has an established presence in Europe. Tinsley's plants in the U.K., The Netherlands, Ireland and Austria enable it to offer fast turn around times, high quality and large volumes to satisfy customer demand. Tinsley also provides design and pre-press services to a wide customer base from its operations in the U.K. and has facilities which produce self-adhesive labels.

   In March, 1998, IMPAC issued $100,000,000 aggregate principal amount of its 10 1/8% Senior Subordinated Notes due 2008 (the "Original Notes") in a transaction exempt from the registration requirements under the Securities Act of 1933, as amended (the "Offering"). In October 1998, IMPAC exchanged $100,000,000 in aggregate principal amount of its 10 1/8% Senior Subordinated Notes due 2008, Series B (the "Exchange Notes") that had been registered under the Securities Act of 1933, as amended, for a like principal amount of the Original Notes, which were retired. Each of the Exchange Notes and the Original Notes have been guaranteed by certain of IMPAC's subsidiaries (the "Subsidiary Guarantors"). The Exchange Notes are referred to hereinafter interchangeably with the Original Notes as the "Senior Subordinated Notes".

Business Information

 Product and Services

   The Company designs, manufactures and markets high-end specialty packaging for a variety of applications in the consumer products industry. The Company believes it offers its customers one of the most extensive product lines in the specialty packaging industry. Principal product areas include (i) standard music packaging, (ii) specialty music packaging, (iii) multimedia packaging,
(iv) specialty video packaging, (v) paperboard folding cartons, (vi) plastic folding cartons, (vii) specialty windowed folding cartons, (viii) rigid paperboard set-up boxes, (ix) self-adhesive labels, and (x) design and pre-press services. The following table details the proprietary products sold by the Company:

 Product                        Description                          Sample Applications
 -------                        -----------                          -------------------
 DIGIPAK(R)       A paperboard-based package that can        Music releases by leading artists
                  fold open in a variety of ways and hold    such as Pearl Jam, Eric Clapton,
                  single or multiple CDs as well as DVDs.    Counting Crows, Beastie Boys and R.
                                                             Kelly.

 Digilite(TM)     A lighter version of the DIGIPAK           Music releases by leading artists
                  typically utilized for packaging CD        such as Kenny G, Carly Simon and
                  singles.                                   Duran Duran.

 DIGI-BOKS(R)     A rigid one-piece paperboard set-up box    Multi-CD boxed releases by The
                  used in a wide variety of applications.    Police and Frank Sinatra and multi-
                                                             product cosmetics packages including
                                                             Ralph Lauren(R) and Polo Sport(R).

 Klearfold(R)     Plastic folding cartons produced from      Colgate's toothbrush line, Jockey(R)
                  transparent rigid plastic, offering        International, Inc. brand underwear,
                  maximum visibility for the consumer        Clairol's haircolor products and
                  product at the retail level.               Totes(R) umbrellas.

 Duofold(R)       Durable, windowed boxes made from          Chesebrough-Pond's(R) skin care
                  paperboard and scored rigid film.          products and Revlon's Colorstay(R)
                  Because the Company's rigid film can       lipsticks and mascara.
                  wrap around any edge, Duofold(R)
                  cartons allow far more visibility than
                  conventional windowed cartons.

 KlearPOP(TM)     Plastic folding cartons which utilize      BIC(R) writing instruments, Andes(R)
                  Klearfold transparent packaging to         candies and other products
                  provide multi-unit dispensers and          frequently sold at impulse purchase
                  displays that can be hung or placed on     locations.
                  shelves.

 KlearForm(TM)    An alternative type of plastic folding     Small consumer products such as
                  carton which combines thermoformed         pocket knives and personal care
                  plastic parts with printed film. The       products.
                  result is a striking package that holds
                  the packaged product securely.

 Hologravure(TM)  Licensed three-dimensional printing        Point-of-sale posters, packaging for
                  technology that provides a cost-           CDs and candy and other consumer
                  effective means of adding three-           products packaging such as labels
                  dimensional visual effects to standard     for Apple's iMac(R) personal
                  transparent plastic materials.             computers.

   Set forth below is a description of the categories of products sold by the Company utilizing the proprietary products described above as well as various other products.

   Standard Music Packaging. The Company's standard music packaging products for CDs, cassette tapes and computer games include paper inlay cards, folders and booklets for CD jewel boxes and insert cards for cassette tape boxes, as well as the Company's patented DIGIPAK(R) and Digilite(TM) products. The Company provides standard CD and cassette packaging components to a wide variety of customers in the recorded music industry. These products are manufactured in a variety of size configurations and process printing color combinations. Examples of the Company's recent standard music packaging include the CD inserts for Sheryl Crow's The Globe Sessions and the soundtrack for The Prince of Egypt.

   Specialty Music Packaging. The Company's creative staff often works in close collaboration with music customers to create and develop ideas for unique or unusual custom packaging. These packages are designed to be highly distinctive and often incorporate a variety of materials and advanced manufacturing processes into a single package. The Company's patented DIGIPAK(R), Digilite(TM) and DIGIBOKS(R) products have provided the recorded music industry with the flexibility to create innovative and interesting CD packaging. Specialty music packages have been used for music releases such as Madonna's Ray of Light and The Complete Hank Williams box set, both of which won Grammy Awards in 1999 for package design.

   Multimedia Packaging. The Company's multimedia packaging for CD-ROM applications include many of the same CD packaging components sold to music customers such as paper inlay cards, folders and booklets for CD jewel boxes as well as DIGIPAK(R) products. In addition, the Company supplies folding cartons to certain customers in this market. The Company also provides paper packaging components such as booklets and tray cards for cassette based computer games. Examples of the Company's recent multimedia packaging include Sony Playstation's NHL Powerplay '98 and GT Interactive's Deer Hunter II.

   Specialty Video Packaging. In the home video market, the Company provides paperboard packaging for major event titles and multi-title collections combined for re-release principally directed to the sell-through market. The Company manufactures specialty video packaging utilizing any combination of its innovative manufacturing processes and its well-developed network of specialized outside suppliers. Creative specialty video packages were recently utilized for the Star Wars and James Bond 007 multi-title video collections as well as the Titanic video release.

   Paperboard Folding Cartons. Premium paperboard folding cartons are manufactured using a variety of production and design techniques including special prints and coatings, foil stamping, laminates and other special materials which help customers achieve product differentiation and add to the perceived value of the product. Premium paperboard folding cartons are used to package a wide variety of products for the Company's cosmetics and personal care customers and are frequently included in packaging solutions for CD-ROM multimedia industry customers.

   Plastic Folding Cartons. The Company manufacturers plastic folding cartons under the Klearfold(R), KlearPOP(TM) and KlearForm(TM) brand names. The vast majority of these cartons are produced from transparent rigid plastic film, offering maximum visibility of the product packaged in the carton. Like more conventional folding cartons produced from paperboard, Klearfold(R) cartons ship and store in flat form, minimizing storage space. The Company's patented Soft Crease feature enables Klearfold(R) cartons to be used easily and effectively in manual or automatic filling of its cartons on its customers' packaging lines. In addition, the Company's manufacturing process produces a Smooth Edge feature, which minimizes sharp edges along the perimeter of the cartons and provides safer handling than most competitive products. The Company prints on the plastic film used in the manufacture of its products, offering a variety of printing processes to enhance the package's appearance. Klearfold(R) cartons are also manufactured from tinted, opaque, or embossed plastic film, increasing the options available to customers.

   Specialty Windowed Folding Cartons. The Company has created its line of Duofold(R) cartons in order to offer many of the benefits of its fully transparent cartons, in combination with the advantages of additional graphics capabilities and rigidity offered by incorporating paperboard into the package. In addition, by substituting less expensive paperboard for plastic in a portion of the carton, Duofold(R) cartons are more cost efficient than all-plastic cartons. Unlike the typical thin film in windowed cartons, the rigid film used in Duofold(R) cartons resists tearing and puncturing and contributes to the stability of the carton. Additionally, the Duofold(R) manufacturing process allows the transparent rigid plastic film to wrap around any edge of the carton without compromising structural strength. Duofold(R) cartons are available in a wide variety of structures that can be stacked, racked or hung in virtually any configuration without sacrificing visual impact or display density. Also, as with Klearfold(R) transparent cartons, Duofold(R) cartons are shipped flat, can be easily set up manually or automatically, and can be enhanced using a wide variety of processes, including printing directly on the transparent film portion of the package. Examples of products utilizing Duofold(R) cartons include Chesebrough-Pond's(R) Skin Cream and Revlon's Colorstay(R) lipsticks and mascara.

   Rigid Paperboard Set-Up Boxes. The Company's licensed DIGIBOKS(R) product and the Company's two-piece rigid setup boxes are used to provide creative packaging solutions for special music releases, special promotions and cosmetics boxed sets which include multiple products. Most notably, these products have been used to package multi-CD boxed releases by John Lennon and The Smashing Pumpkins and to package Ralph Lauren Safari(R) and Polo Sport(R) multi-product sets.

   Self-Adhesive Labels. The Company provides self-adhesive labels for various consumer products including toiletries, drinks and foods. Examples of the Company's products include toiletries for Sara Lee Corporation and body washes for Safeway Stores plc supermarkets.

   Design and Pre-Press Services. The Company provides high quality creative design and pre-press services to customers across all consumer products industries. Designers have access to a full range of computer graphics equipment, including digital print capabilities. This enables the Company to provide competitive short run, fast turnaround color print typically used for promotional literature.

Markets And Customers

   The Company's markets are divided into three principal categories: (i) entertainment, (ii) cosmetics, and (iii) other consumer products. The following chart illustrates the Company's unaudited pro forma combined sales in each of these markets for each of the last three fiscal years:

                                                  Years Ended December 31,
                            ----------------------------------------------------------------------
                                     1996                    1997                    1998
                            ----------------------  ----------------------  ----------------------
                            (dollars in millions)   (dollars in millions)   (dollars in millions)
   Entertainment........... $     133.4       53.9% $     164.5       58.5% $     152.5       56.3%
   Cosmetics...............        46.9       18.9%        41.4       14.7%        39.9       14.7%
   Other Consumer
    Products...............        67.3       27.2%        75.3       26.8%        78.6       29.0%
                            ----------- ----------  ----------- ----------  ----------- ----------
     Total................. $     247.6      100.0% $     281.2      100.0% $     271.0      100.0%
                            =========== ==========  =========== ==========  =========== ==========

Strategy

   The Company's principal growth strategy is to leverage its reputation for product innovation, high quality and customer service in order to expand into new and existing markets and customers. Key elements of the Company's strategy include:

   Capitalize on Cross-Selling Opportunities. The Company believes that it will create significant additional revenue opportunities with existing customers by marketing its expanded array of high-end packaging solutions. The Company believes that AGI, Klearfold and Tinsley each bring a strong position in certain closely related consumer products markets that the other companies should be able to leverage. In particular, the Company believes that Tinsley represents an excellent platform from which to offer the Klearfold product capabilities, while AGI and Tinsley will each benefit from the other's strong position in closely related entertainment markets such as video and multimedia packaging.

   Further Integrate with Key Customers. Historically, the Company has enjoyed cooperative integrated relationships with its key customers. The Company's recent expansion into international markets through the

Tinsley Acquisition allows it to further integrate with its global customers in an environment in which the general trend is to limit the number of outside suppliers. Furthermore, in an effort to enhance its service and turnaround time, the Company has strategically positioned several of its facilities in close proximity to one or several major music or multimedia customers.

   Pursue New Market Opportunities. The Company intends to expand into related product lines that serve new markets, which will provide an opportunity for additional revenue growth. As a result of the Combination, the Company's creative design team has an enhanced capability to develop new packaging products based on the most suitable type of materials or combinations. The Company believes that its innovative product development experience positions it to capture additional customers in new and existing markets.

   Increase Operating Efficiencies. The Company believes that combining the operations of AGI, Klearfold and Tinsley presents opportunities to effectively capitalize on operating efficiencies and economies of scale. A portion of AGI's and Klearfold's printing capacity is interchangeable, allowing work to be processed wherever capacity is available during times of peak demand. The Tinsley Acquisition gives the Company access to international manufacturing operations which allows the Company to produce packaging in close proximity to its customers' global distribution channels. The Company intends to utilize the most efficient practices currently used in each of its facilities to enhance manufacturing capabilities and improve cost structures.

   Pursue Strategic Acquisitions. The Company may pursue other strategic acquisitions within the specialty packaging industry. The Company believes that significant opportunities exist to acquire distinctive businesses that would enable the Company to further broaden its product offerings as well as to expand its operations both domestically and internationally. For example, in November, 1998 the Company acquired Music Print B.V. ("Music Print") a Netherlands company operating a music packaging plant close to major global customers.

Sales And Marketing

   Customer relationships in the specialty packaging industry are generally developed and maintained over extended periods. These relationships develop because of the high degree of coordination necessary between packaging suppliers and their customers to ensure that packaging conforms precisely to the needs of the customer. The integration of product design and manufacturing together with inventory management and distribution systems provide the Company with a competitive advantage in maintaining and expanding business with established customers. This integrated marketing, design and manufacturing operation also represents an important source of new business opportunities through the modification of existing packaging and the development of new applications. The Company has approximately 63 sales professionals together offering the combined product lines of Tinsley, AGI and Klearfold allowing for broader product offerings and creating opportunities for significant cross-selling to existing customers.

Industry And Customer Concentrations

 Industry Concentrations

   Although the Company markets its packaging to various consumer products industries, a substantial portion of its products are sold to the entertainment industry and the cosmetics industry. In 1998, on an unaudited pro forma combined basis, approximately 56.3% and 14.7% of the Company's total sales represented sales to the entertainment industry and the cosmetics industry, respectively.

 Customer Concentration

   The Company has been successful in establishing strong relationships with its key customers. In fiscal year 1998, on a combined historical basis, EMI and Universal Music Group accounted for approximately 23.1% of the Company's net sales.

Distribution

   A significant amount of the Company's products are shipped directly from its manufacturing facilities to its customers' facilities. Because of this, the proximity of the manufacturing facility to the customer's plant can significantly affect the price of products. The Company believes that its manufacturing facilities are well-positioned to serve national markets. In an effort to enhance its service and turnaround time, the Company has positioned several of its facilities in close proximity to one or several major music or multimedia customers. The Company has established its strategically located facilities by constructing new facilities, leasing existing facilities and acquiring existing businesses. Examples of each of these initiatives include the construction of the Grover, North Carolina facility in 1998, the lease of the Swindon, U.K. facility in 1995 and the acquisition of Irish Printing Resources Limited in Dublin, Ireland in 1995. In part because of the foregoing factors, the Company does not have significant warehouse facilities.

Competition

   The Company's business is highly competitive. Major competitive factors include product quality, service and price. In addition, as more of the Company's customers adopt "just-in-time" inventory systems, delivery lead time has increased in importance. The Company believes that its manufacturing facilities are well-positioned to serve national markets.

   The Company believes that some of its primary competitors are Ivy Hill Corporation and Shorewood Packaging Corporation in the United States and Gerhard Kaiser GMBH, St. Ives plc and CMCS Group plc in the U.K. and Europe, some of which are larger than the Company and may have substantially greater financial resources.

Government Regulation

   The past and present operations of the Company and the past and present ownership and use of real property by the Company are subject to extensive and changing federal, state and local environmental laws and regulations pertaining to the discharge of materials into the environment, the handling and disposition of wastes, the recycling, composition and recycled content of packaging, or otherwise relating to the protection of the environment. These laws include, but are not limited to, the Comprehensive Environmental Response Compensation and Liability Act, the Water Pollution Control Act, the Clean Air Act and the Resource Conservation and Recovery Act, as those laws have been amended and supplemented, the regulations promulgated thereunder, and any applicable state analogs. The Company's operations are also governed by laws and regulations relating to employee health and safety. Governmental authorities have the power to enforce compliance with their regulations and violations may result in the payment of fines or the entry of injunctions or both. The Company believes that it is in material compliance with such applicable laws and regulations and that its current environmental controls are adequate to address existing regulatory requirements.

   As is the case with other companies engaged in similar businesses, the Company could incur costs relating to environmental compliance, including remediation costs related to historical hazardous materials handling and disposal practices at certain facilities. In the past the Company has undertaken remedial activities to address on-site soil contamination caused by historic operations. None of these cleanups has resulted in any material liability. It is possible that future developments (e.g., new regulations or stricter regulatory requirements) could result in the Company incurring material costs to comply with applicable environmental laws and regulations. In addition, the Company has not undertaken an independent investigation of all of its facilities; accordingly, there can be no assurance that in the future conditions requiring remediation will not be identified.

Technology, Product Development and Patents

   The Company produces high-quality, value-added, specialized packaging products through the development of creative designs and innovative manufacturing techniques. The Company's technical and product development centers that support the Company's marketing efforts are staffed with 36 full-time personnel as of December 31, 1998 and feature extensive in-house design, engineering, tooling, prototype production, graphics and processing capabilities. The Company's in-house design and production engineers work closely with existing and potential customers in the preliminary stages of product design and development, in many instances producing real-time prototypes. The Company believes that its in-house design, engineering and graphics capabilities, which utilize

CAD/CAM technology, are among the more extensive and sophisticated in the industry and enhance the Company's ability to better integrate its creative design capabilities with its customers' conceptual design processes.

   The Company has patented some of its various technology and processes. The Company currently owns approximately 57 patents and patent applications, with its patents expiring on various dates between 1999 and 2016. However, the Company believes that the design, innovation and quality of its products and its relationships with its customers are substantially more important to the maintenance and growth of its business than its patents. Accordingly, the Company does not believe that its business is dependent to any material extent upon any single patent. Certain of the Company's patents are expiring in the next few years.

Manufacturing And Supplies

   The Company operates in an industry that requires continued investment in equipment to support growth, quality and efficient operations. The Company intends to continue this level of commitment by investing in equipment. The Company utilizes its modern machinery to lower turnaround time while reducing staffing requirements and maintaining "just-in-time" manufacturing.

   The Company, like its competitors, is subject to rigorous quality control standards imposed by its customers. The Company has implemented a comprehensive quality assurance program, which includes computer-aided testing of parts for size, color and strength. Using advanced measurement technology, the Company is able to satisfy and exceed the most demanding customer requirements. Statistical quality control methods are also used to promote total customer satisfaction.

   The Company believes that it is generally able to pass raw material price increases on to its customers, given the customized and high-end nature of its packaging and the relatively low proportion of packaging cost in relation to the cost of the end-product. In addition, the Company's customer contracts for longer production runs generally include provisions for raw material cost escalation.

Employees

   As of December 31, 1998, the Company had 1,821 employees, of which 1,506 were engaged in production or product support, 36 in research, development and engineering, 98 in marketing and sales and 181 in corporate management and administration. The 214 member hourly workforce at the Company's Warrington, Pennsylvania facility is represented by the United Paperworkers International Union under a collective bargaining agreement which expires on November 30, 2002. Most of the Company's European facilities have separate house union agreements or series of agreements specific to the workforce at such facility. Approximately 340 of the Company's European workforce are members of these house unions. The Company believes that its relations with employees are good, and it has not experienced any strikes or work stoppages.

Financial Information About Foreign and Domestic Operations

   Sales and manufacturing operations outside the United States are conducted through subsidiaries located principally in the U.K. and Europe. The Company has 17 manufacturing facilities: six in the U.S. and eleven in the U.K. and Europe. During fiscal 1998, on an unaudited pro forma combined basis, 56.8% of the Company's net sales were attributable to domestic operations and 43.2% of the Company's net sales were attributable to foreign operations. (For more information about domestic and foreign segments and sales, see Note 15 to the Company's Consolidated Financial Statements).

ITEM 2. PROPERTIES

   The Company's operations are conducted through 26 facilities located in the United States, U.K., Ireland, The Netherlands and Austria. The Company's principal executive offices are located in Melrose Park, Illinois. The leases for the Warrington, Pennsylvania, Louisa, Virginia, Melrose Park, Illinois and Uden, Holland facilities provide the Company with an option to renew for an additional five year period. The Company's facilities are designed to provide for efficient manufacturing, material handling and storage of its products and no facility is materially underutilized, with the exception of the Rustington, West Sussex facility. This facility previously functioned as a manufacturing operation; however, such facility is currently not used by the Company. The Company believes that substantially all of its property and equipment is in good condition and that it has sufficient capacity to meet its current manufacturing and distribution requirements.

   The Company provides its multimedia customers with complete turnkey fulfillment solutions, which often includes the purchase of materials as well as assembly, warehousing and distribution of finished product, from its Franklin Park, Illinois facility. The Company's long-range plans for this operation are currently under review by management.

   The following table provides certain information regarding the Company's operating facilities as of December 31, 1998:

                                   Building
                                   sq. feet
        Facility         Ownership (approx.)         Function              Lease expiration
        --------         --------- ---------         --------              ----------------
U.S. Facilities
Franklin Park, IL.......  Leased     41,000  Fulfillment Center/Office September 30, 2000
Grover, NC..............   Owned     51,000  Manufacturing             N/A
Horsham, PA.............  Leased      3,000  Office                    June 30, 1999
Jacksonville, IL........   Owned     77,000  Manufacturing/Office      N/A
Los Angeles, CA.........  Leased      3,000  Sales                     August 31, 1999
Louisa, VA..............  Leased     78,000  Manufacturing             December 31, 2005
Melrose Park, IL........  Leased    257,000  Manufacturing/Office      September 30, 2002
Melrose Park, IL........  Leased     41,000  Warehouse                 March 31, 2002
New York, NY............  Leased      5,000  Sales                     April 30, 2000
Warrington, PA..........  Leased    100,000  Manufacturing             December 31, 2005
Warrington, PA..........  Leased     86,000  Warehouse/Manufacturing   December 31, 1999
U.K. and European Facilities
Chichester, UK..........  Leased      6,000  Office                    February 26, 2000
London, UK..............   Owned      2,000  Sales/Office              N/A
London, UK..............  Leased      6,000  Manufacturing             March 25, 2005
London, UK..............  Leased      5,000  Manufacturing             April 27, 2003
Slough, UK..............   Owned     13,000  Manufacturing             N/A
Birmingham, UK..........   Owned     74,000  Manufacturing             N/A
Swindon, UK.............  Leased     25,000  Manufacturing             May 1, 2010
West Sussex, UK.........  Leased     10,000  Not in use                June 19, 2003
Littlehampton, UK.......  Leased     29,000  Manufacturing             September 30, 2008
Southhampton, UK........  Leased     25,000  Sublet                    Unit 7-December 25, 2009
                                                                       Unit 8-December 1, 2008
Dublin, Ireland.........  Leased     24,000  Manufacturing             January 7, 2016
Uden, Holland...........  Leased     31,000  Manufacturing             August, 2000
Enschede, Holland.......   Owned     55,000  Manufacturing             N/A
Salzburg, Austria.......  Leased     24,000  Manufacturing             August 31, 2006
Weesp, Holland..........   Owned     24,000  Manufacturing             N/A

ITEM 3. LEGAL PROCEEDINGS

   The Company is a party to various legal actions arising in the ordinary course of its business. The Company believes that the resolution of these legal actions will not have a material adverse effect on the Company's financial position or results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

   On December 18, 1998, IMPAC's stockholders consented, in lieu of a meeting, to the restatement of IMPAC's Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws. Such stockholder action was consented to by the affirmative vote of the holders of approximately 128,236 shares of IMPAC's Common Stock.

   On January 8, 1999, IMPAC's stockholders consented, in lieu of a meeting, to an additional restatement of IMPAC's Amended and Restated Certificate of Incorporation. Such stockholder action was consented to by the affirmative vote of the holders of approximately 119,586 shares of IMPAC's Common Stock.

   On March 26, 1999, IMPAC's stockholders consented, in lieu of a meeting, to the election of M. Shaun Lawson and Lee Newbon to IMPAC's Board of Directors with each of Richard Block, Zenas Block, David Horowitz, Melvin B. Herrin, H. Scott Herrin, Michael Gilligan and Michel Reichert continuing as directors of IMPAC. Such stockholder action was consented to by the affirmative vote of the holders of approximately 132,735 shares of IMPAC's Common Stock.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

 Market Information

   IMPAC's Common Stock is not publicly traded.

 Holders

   As of March 15, 1999, IMPAC had 161,658 shares of Series A Common Stock outstanding held by approximately 24 stockholders of record and 4,500 shares of Series B Common Stock outstanding held by one stockholder of record.

 Dividends

   IMPAC has never paid dividends on its Common Stock nor does it expect to pay dividends on its Common Stock in the foreseeable future. IMPAC's ability to pay future dividends on its Common Stock is limited by the Indenture, as defined below, IMPAC's Fourth Amended and Restated Certificate of Incorporation (the "Charter") and the Company's Amended and Restated Multicurrency Credit Facility, dated as of July 7, 1998, among the Company and Bank of America, National Trust and Savings Association, as agent, and certain other financial instititutions parties thereto (the "Amended and Restated Credit Facility").

 Recent Sales of Unregistered Securities

   On February 19, 1998, KFI (now known as "IMPAC Group, Inc.") issued an aggregate of 100,000 shares of its Series A Common Stock to 22 of its shareholders, all of whom were either (i) shareholders of KFI who contributed to KFI the entire outstanding capital stock of KFI and a warrant to purchase capital stock of KFI and invested approximately $4.6 million in cash or (ii) stockholders and holders of stock appreciation rights of AGI, who contributed to KFI shares of AGI common stock and invested the proceeds of their stock appreciation rights, totaling an aggregate of $14.4 million. The issuances of Series A Common Stock were made by KFI in reliance on the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act").

   On March 12, 1998, IMPAC issued $100,000,000 in the aggregate principal amount of Original Notes to Goldman Sachs & Co. and Donaldson, Lufkin & Jennette Securities Corporation (the "Initial Purchasers") in a transaction exempt under Regulation D under the Securities Act. The Initial Purchasers resold the Original Notes to certain qualified institutional buyers in reliance upon, and subject to the restrictions imposed pursuant to, Rule 144A and Regulation S under the Securities Act.

   On September 3, 1998, IMPAC commenced an offer to exchange $100,000,000 in the aggregate principal amount of Exchange Notes that had been registered under the Securities Act for a like principal amount of the Original Notes. This exchange was commenced pursuant to the terms of the Registration Rights Agreement, dated March 12, 1998, between IMPAC, its subsidiaries, and the Initial Purchasers. Each of the Exchange Notes and the Original Notes have been guaranteed by the Subsidiary Guarantors. $100,000,000 in the aggregate principal amount of Exchange Notes were issued in exchange for the Original Notes on October 20, 1998, and the Original Notes were retired.

   In connection with the Tinsley Acquisition on September 10, 1998, the Company issued 96,246 shares of Common Stock to six (6) of the Company's existing stockholders or their affiliates, for aggregate consideration of $58,575,000. Each of such issuances of such Common Stock were made by IMPAC in reliance on the exemption from registration provided by Section 4(2) under the Securities Act.

   On January 12, 1999, IMPAC issued to BT Capital Investors, L.P. and Phoenix Home Life Mutual Insurance Company, for an aggregate consideration of $20,000,000, (i) an aggregate of 20,000 shares of Series A Mandatorily Redeemable Preferred Stock, $0.001 par value per share (the "Preferred Stock") and (ii) detachable, ten-year warrants (the "Warrants") to purchase an aggregate of 6,913 shares of IMPAC's Series A Common Stock at an exercise price of $0.01 per share. The Company used the net proceeds from the sale of Preferred Stock to acquire 30,087 shares of outstanding Series A Common Stock. The Warrants are exercisable at any time during the ten-year period subsequent to their issuance. The issuances of such Preferred Stock and Warrants (the "Preferred Stock Issuance") were made by IMPAC in reliance on the exemption from registration provided under Regulation D under the Securities Act. See "Note 17 to Consolidated Financial Statements".

ITEM 6. SELECTED PRO FORMA AND HISTORICAL FINANCIAL DATA

             Selected Unaudited Pro Forma Combined Financial Data

   The selected unaudited pro forma combined data for the years ended December 31, 1996, 1997 and 1998 are based on the historical consolidated financial statements of the Company included elsewhere in this Report, adjusted to give effect to the Combination, the Tinsley Acquisition and the additional borrowings incurred to fund those transactions as if they had occurred as of January 1, 1996. As a result of these transactions, the Company's historical consolidated financial statements for the years ended December 31, 1996, 1997 and 1998 are not comparable due to the inclusion in the consolidated financial statements of AGI's and Tinsley's assets, liabilities and operating results from the dates of acquisitions. Management believes the following unaudited pro forma combined financial data presents a more meaningful comparison of the Company's operating results from year to year. However, the unaudited pro forma combined financial data do not purport to represent what the Company's financial position or results of operations would actually have been had the Combination, the Tinsley Acquisition and the incurrence of the related indebtedness occurred on the assumed date or to project the Company's financial position or results of operations for any future date or period. The information contained in the following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the related notes thereto included elsewhere in this Report.

                                                  Year Ended December 31,
                                                 ----------------------------
                                                 1996 (1)    1997      1998
                                                 --------  --------  --------
                                                   (dollars in thousands)
Income Statement Data
Net sales....................................... $247,604  $281,170  $271,049
Cost of goods sold..............................  178,201   198,669   196,642
                                                 --------  --------  --------
Gross profit....................................   69,403    82,501    74,407
Selling, general and administrative expenses....   45,826    55,171    53,245
                                                 --------  --------  --------
Operating expenses..............................   23,576    27,330    21,162
Interest expense, net...........................   21,259    21,352    21,537
Other (income) expense..........................      181      (139)      456
                                                 --------  --------  --------
Income (loss) from continuing operations before
 income taxes...................................    2,136     6,118      (831)
Income taxes....................................    2,376     4,038     1,149
                                                 --------  --------  --------
Income (loss) from continuing operations(2)..... $   (240) $  2,080  $ (1,980)
                                                 ========  ========  ========
Other Data
EBITDA (as defined)(3).......................... $ 35,686  $ 45,858  $ 40,306
Depreciation and amortization...................   12,841    18,561    19,144
Capital expenditures............................   31,263    21,494    27,426

--------
(1) The unaudited pro forma combined financial data for the year ended December 31, 1996 includes the results of operations for Tinsley for the year ended March 31, 1997.
(2) The results of operations for the year ended December 31, 1998 include an extraordinary loss of $552 (net of tax benefit of $368) due to the write-off of deferred financing costs.
(3) EBITDA is defined as income from continuing operations before deducting interest expense, income taxes, depreciation and amortization and excludes, to the extent applicable for the relevant period, (i) other (income) expense, (ii) stock-based compensation expense of $171, $2,326 and $1,171 for the years ended December 31, 1996, 1997 and 1998, respectively, and (iii) PTP Industries, Inc. ("PTP") royalty and commission income of $731 and $33 for the years ended December 31, 1996 and 1997, respectively. EBITDA is not a substitute for operating income, net earnings and cash flow from operating activities as determined in accordance with generally accepted accounting principles as a measure of profitability or liquidity. EBITDA is presented as additional information because management believes it to be a useful indicator of the Company's ability to service and/or incur indebtedness.

                Selected Historical Consolidated Financial Data

   The selected historical consolidated financial data set forth below as of and for each of the four years ended December 31, 1997 have been derived from the Company's financial statements audited by KPMG LLP, independent public accountants. The selected historical consolidated financial data set forth below as of and for the year ended December 31, 1998 have been derived from the Company's financial statements audited by PricewaterhouseCoopers LLP, independent public accountants. The audited consolidated financial statements of the Company as of December 31, 1997 and 1998 and for each of the three years ended December 31, 1998 are included elsewhere herein. The selected historical consolidated financial data of the Company include AGI from March 13, 1998, Tinsley from September 12, 1998 and Klearfold for all periods presented. The information contained in the following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the related notes thereto included elsewhere in this Report.

                                          Year Ended December 31,
                                  --------------------------------------------
                                   1994     1995     1996     1997      1998
                                  -------  -------  -------  -------  --------
                                           (dollars in thousands)
Income Statement Data
Net sales.......................  $47,714  $51,214  $54,218  $52,493  $184,298
Cost of goods sold..............   35,223   36,757   40,094   39,322   134,643
                                  -------  -------  -------  -------  --------
Gross profit....................   12,491   14,457   14,124   13,171    49,655
Selling, general and
 administrative expenses........    7,029    7,942    7,594    7,589    31,762
PTP royalty and commission
 (income)(1)....................     (200)    (377)    (731)     (33)      --
                                  -------  -------  -------  -------  --------
Operating income................    5,662    6,892    7,261    5,615    17,893
Interest expense, net...........   (1,020)  (1,197)  (2,324)  (3,469)  (13,514)
Other expense, net..............      --       --       --       --       (457)
                                  -------  -------  -------  -------  --------
Income from continuing
 operations before income
 taxes..........................    4,642    5,695    4,937    2,146     3,922
Income (taxes) benefit..........   (1,616)  (2,417)  (2,003)    (754)   (1,879)
                                  -------  -------  -------  -------  --------
Income (loss) from continuing
 operations(2)..................  $ 3,026  $ 3,278  $ 2,934  $ 1,392  $  2,043
                                  =======  =======  =======  =======  ========
Balance Sheet Data(3) (at period
 end)
Total assets....................  $33,602  $38,025  $27,275  $28,293  $366,335
Long-term debt, including
 current portion................    9,120    6,623   30,950   33,850   240,559
Stockholders' equity (deficit)..    8,807   11,511  (15,279) (13,887)   65,583

-------
(1) Klearfold received commissions and royalties on certain sales made by PTP. Klearfold owned 51% of PTP prior to the sale of this subsidiary on April 19, 1996. PTP ceased operations in 1997.
(2) The results of operations for the year ended December 31, 1998 include an extraordinary loss of $552 (net of tax benefit of $368) due to the write-off of deferred financing costs.
(3) Balance sheet data includes amounts related to PTP at December 31, 1994 and 1995 prior to the sale of PTP on April 19, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

   On March 12, 1998, KFI, the parent company of Klearfold, completed both its acquisition of AGI and also the issuance of the Company's Senior Subordinated Notes. Upon consummation of these transactions KFI changed its corporate name to IMPAC Group, Inc. On September 11, 1998, IMPAC acquired substantially all of the outstanding capital stock of Tinsley. IMPAC funded the Tinsley Acquisition through borrowings under the Amended and Restated Credit Facility, proceeds from the sale of common stock to IMPAC's existing stockholders or their affiliates and the issuance of five year promissory notes ("Loan Notes") to former Tinsley shareholders. References below to the "Company" mean IMPAC Group, Inc. and its consolidated subsidiaries.

   As a result of these transactions, the Company's historical consolidated financial statements for the years ended December 31, 1996, 1997 and 1998 are not comparable due to the inclusion in the consolidated financial statements of AGI's and Tinsley's assets, liabilities and operating results from the dates of acquisition. Management believes the pro forma financial information included in the Selected Unaudited Pro Forma Combined Financial Data table in
Item 6 presents a more meaningful comparison of the Company's operating results from year to year. As such, the discussion and analysis of the historical results of operations and financial position for the years ended December 31, 1996, 1997 and 1998 are supplemented with the discussion and analysis of the unaudited pro forma results of operations and financial position for the years ended December 31, 1996, 1997 and 1998 as if the acquisitions of AGI and Tinsley and the borrowings incurred to fund those acquisitions occurred as of January 1, 1996.

   IMPAC is a holding company with no material assets or operations other than its investments in its wholly-owned subsidiaries. All of the Company's domestic subsidiaries and certain foreign subsidiaries of the Company have guaranteed the Senior Subordinated Notes on a full, unconditional, joint and several basis, subject to the subordination provisions in the related Indenture. Separate financial statements and other disclosures of the Subsidiary Guarantors have not been presented in this Report because the Company believes that such financial statements and other information would not provide additional information that is material to investors. However, the condensed consolidating financial information of the parent Company and its Subsidiary Guarantors have been presented in Note 16 to Notes to Consolidated Financial Statements for purposes of complying with the reporting requirements.

 Overview

   IMPAC is a designer, manufacturer and marketer of high-end, value-added specialty packaging for various consumer products markets including entertainment, cosmetics and personal care. The Company offers innovative specialty packaging solutions for customers that seek to differentiate their products in the consumer marketplace. In addition, the Company utilizes a broad range of paper, paperboard and transparent rigid plastic materials for its products.

Unaudited Pro Forma Results of Operations

 Unaudited Pro Forma Year Ended December 31, 1998 Compared to Unaudited Pro Forma Year Ended December 31, 1997

   The following table sets forth certain unaudited income statement data (expressed as a percentage of net sales) for the years ended December 31, 1997 (the "1997 period") and 1998 (the "1998 period") on a pro forma basis as if the acquisitions of AGI and Tinsley and the borrowings incurred to fund those acquisitions occurred as of January 1, 1996.

                              1997    1998
                              -----   -----
     Income Statement Data:
     Net sales............... 100.0%  100.0%
     Cost of goods sold......  70.7%   72.6%
                              -----   -----
     Gross profit............  29.3%   27.4%
     Selling, general and
      administrative
      expenses...............  19.6%   19.6%
                              -----   -----
     Operating income........   9.7%    7.8%
     Interest expense, net...   7.6%    7.9%
     Other (income) expense,
      net....................  (0.1%)   0.2%
                              -----   -----
     Income (loss) before
      income taxes and
      extraordinary item.....   2.2%   (0.3%)
     Income taxes............   1.5%    0.4%
                              -----   -----
     Income (loss) before
      extraordinary item.....   0.7%   (0.7%)
                              =====   =====

   Net Sales for the 1998 period were $271.0 million compared to $281.2 million for the 1997 period, a decrease of 3.6%. This decrease was due to a $12.0 million decline in entertainment packaging and a $1.5 million decline in cosmetics packaging, partially offset by a $3.3 million increase in other consumer products packaging. The entertainment packaging reduction was due to a decline in sales of special video packaging compared to strong 1997 sales related to the successful releases of several popular titles by the Company's existing customers. The decrease in cosmetics sales relates primarily to a decision by one of the Company's significant cosmetics packaging customers to begin to manufacture certain of its packaging internally and to lower than expected retail sales of one product line of another significant cosmetics customer. The increase in other consumer products packaging resulted from increases in sales in the personal care and food and beverage markets.

   Gross Profit for the 1998 period was $74.4 million compared to $82.5 million for the 1997 period, a decrease of 9.8%. The resulting decline in gross margin from 29.3% to 27.4% was primarily due to the decrease in sales of higher value-added packaging products to the entertainment industry, as discussed above. Gross margin was also negatively impacted by the less favorable absorption of fixed costs due to the lower overall sales volume, the start-up of the Company's Grover, North Carolina facility and developmental costs associated with new packaging for two significant customers. Additionally, the 1997 period benefited from a supply contract termination settlement of $0.8 million and a favorable insurance adjustment of $0.4 million.

   Selling, General and Administrative Expenses for the 1998 period were $53.2 million compared to $55.2 million for the 1997 period, a decrease of 3.5%. The decrease is due primarily to reductions in anticipated payouts under various compensation programs tied to sales and profitability offset by start-up costs associated with the Company's Grover, North Carolina facility and by expenses associated with the relocation and consolidation of certain of the Company's foreign operations. SG&A as a percentage of sales did not change.

   Operating Income for the 1998 period was $21.2 million compared to $27.3 million for the 1997 period, a decrease of 22.6% due to the factors discussed above.

   Net Interest Expense for the 1998 period was $21.5 million compared to $21.4 million for the 1997 period. The increase was due to the issuance of $4.0 million of industrial revenue bonds in August, 1997.

   Income Taxes for the 1998 period were $1.1 million compared to $4.0 million for the 1997 period. The Company's effective tax rates for the periods exceeded the U.S. federal statutory rate primarily due to the effect of non-deductible goodwill amortization of approximately $4.0 million in each period.

   Net Loss for the 1998 period was $2.0 million compared to net income of $2.1 million for the 1997 period due to the factors discussed above. The pro forma loss for the 1998 period does not include an extraordinary charge of $0.8 million, net of tax, related to the early extinguishment of debt arising from the Combination and the Tinsley Acquisition.

 Unaudited Pro Forma Year Ended December 31, 1997 Compared to Unaudited Pro Forma Year Ended December 31, 1996

   The following table sets forth certain unaudited income statement data (expressed as a percentage of net sales) for the years ended December 31, 1996 (the "1996 period") and 1997 (the "1997 period") on a pro forma basis as if the acquisitions of AGI and Tinsley and the borrowings incurred to fund those acquisitions occurred as of January 1, 1996.

                                                                 1996    1997
                                                                 -----   -----
     Income Statement Data:
     Net sales.................................................. 100.0%  100.0%
     Cost of goods sold.........................................  72.0%   70.7%
                                                                 -----   -----
     Gross profit...............................................  28.0%   29.3%
     Selling, general and administrative expenses...............  18.5%   19.6%
                                                                 -----   -----
     Operating income...........................................   9.5%    9.7%
     Interest expense, net......................................   8.5%    7.6%
     Other (income) expense, net................................   0.1%   (0.1%)
                                                                 -----   -----
     Income before income taxes.................................   0.9%    2.2%
     Income taxes...............................................   1.0%    1.5%
                                                                 -----   -----
     Net income.................................................  (0.1%)   0.7%
                                                                 =====   =====

   Net Sales for the 1997 period were $281.2 million compared to $247.6 million for the 1996 period, an increase of 13.6%. This increase was due largely to a $31.1 million increase in entertainment packaging and an $8.0 million increase in other consumer products packaging partially offset by a $5.5 million decrease in cosmetics packaging. The entertainment packaging increase was due primarily to strong 1997 special video sales related to the successful releases of several popular titles by the Company's existing customers, increased sales of music packaging and strong growth in the sales of multimedia packaging to the Company's U.K. and European customers. The increase in other consumer products packaging was due largely to increased demand for Klearfold's visual packaging, particularly with customers in the personal care and undergarment markets. Decreased sales in cosmetics packaging were due primarily to a decision by one of the Company's significant cosmetics packaging customers to begin to manufacture certain of its packaging internally.

   Gross Profit for the 1997 period was $82.5 million compared to $69.4 million for the 1996 period, an increase of 18.9%. In addition to the effect of the sales increase referred to above, gross profit was also positively impacted by the increase in gross margin from 28.0% to 29.3%. The margin increase was primarily due to the increase in sales of higher value-added packaging products to the entertainment industry, as discussed above. Gross margin was also positively impacted by the more favorable absorption of fixed costs due to the higher overall sales volume.

   Selling, General and Administrative Expenses for the 1997 period were $55.2 million compared to $45.8 million for the 1996 period, an increase of 20.4%. The increase in SG&A as a percentage of sales from 18.5% to 19.6% was due primarily to increases in anticipated payouts under various compensation programs tied to sales and profitability.

   Operating Income for the 1997 period was $27.3 million compared to $23.6 million for the 1996 period, an increase of 15.9% due to the factors discussed above.

   Net Interest Expense for the 1997 period was $21.4 million compared to $21.3 million for the 1996 period. The increase was due to the issuance of $4.0 million of industrial revenue bonds in August, 1997.

   Income Taxes for the 1997 period were $4.0 million compared to $2.4 million for the 1996 period. The Company's effective tax rates for the periods exceeded the U.S. federal statutory rate primarily due to the effect of non-deductible goodwill amortization of approximately $4.0 million in the 1997 period and $3.8 million in the 1996 period.

   Net Income for the 1997 period was $2.1 million compared to a net loss of $0.2 million for the 1996 period due to the factors discussed above.

Historical Results of Operations

 Historical Year ended December 31, 1998 Compared to Historical Year Ended December 31, 1997

   The results of operations for the year ended December 31, 1998 (the "1998 period") include the results of AGI and Tinsley from the dates of acquisitions. The Company's growth in net sales, gross profit and operating income during the 1998 period as compared to the year ended December 31, 1997 (the "1997 period") relates primarily to the effect of these acquisitions. Net interest expense increased from $3.5 million in the 1997 period to $13.5 million in the 1998 period due to the additional borrowings incurred to fund the acquisitions of AGI and Tinsley. Income taxes for the 1998 period were $1.9 million compared to $0.8 million for the 1997 period. The Company's effective tax rates increased from 35.1% in the 1997 period to 47.9% in the 1998 period primarily due to the effect of non-deductible goodwill amortization of approximately $1.7 million during the 1998 period. Net income for the 1998 period was $2.0 million compared to $1.4 million during the 1997 period due to the factors discussed above.

 Historical Year ended December 31, 1997 Compared to Historical Year Ended December 31, 1996

   Net Sales for the year ended December 31, 1997 (the "1997 period") were $52.5 million compared to $54.2 million for the year ended December 31, 1996 (the "1996 period"), a decrease of 3.2%. This decrease was due to a decrease in sales in the cosmetics market of approximately $4.3 million. This decrease in cosmetics sales was due primarily to a decision by Klearfold's largest customer for cosmetics packaging to begin to manufacture certain of its packaging internally. The decrease in sales to this customer was partially offset by an approximately $2.6 million increase in sales of windowed packaging to other cosmetics customers. The increased sales to other consumer products markets was due largely to increased demand for Klearfold's visual packaging, particularly with customers in the personal care and undergarment markets.

   Gross Profit for the 1997 period was $13.2 million compared to $14.1 million for the 1996 period, a decrease of 6.7%. The decrease in gross margin from 26.1% to 25.1% was due primarily to additional expenses experienced in the fourth quarter of 1997 associated with the installation and start-up of a new printing press and a less favorable absorption rate of fixed costs at the lower sales volume. Gross profit in the 1997 period also benefited from a supply contract termination settlement of $0.8 million and a favorable insurance adjustment of $0.4 million.

   Selling, General Administrative Expenses for both the 1997 period and the 1996 period were $7.6 million. Selling, general and administrative expenses as a percentage of net sales were 14.5% in 1997 compared to 14.0% in 1996.

   PTP Royalty and Commission Income for the 1997 period was $33,000 compared to $0.7 million for the 1996 period, a decrease of 95.5%. The decrease was due to PTP closing operations in February 1997.

   Operating Income for the 1997 period was $5.6 million compared to $7.3 million for the 1996 period, a decrease of 22.7%

   Net Interest Expense for the 1997 period was $3.5 million compared to $2.3 million for the 1996 period, an increase of 49.3%. The increase was due to higher average debt levels in the 1997 period due to the June 1996 recapitalization and the associated debt which includes $58,000 of interest expense with respect to the Klearfold IRBs.

   Income Taxes for the 1997 period were $0.8 million compared to $2.0 million for the 1996 period reflecting an effective tax rate of approximately 35% and 41%, for 1997 and 1996, respectively, which includes the effect of reduced state income taxes.

   Income from Continuing Operations for the 1997 period was $1.4 million compared to $2.9 million for the 1996 period.

Liquidity and Capital Resources

   On March 12, 1998, KFI acquired all of the common stock of AGI for $69.0 million including $54.6 million of cash and $14.4 million of newly issued common stock, plus acquisition costs. Concurrently, the Company funded the retirement of $8.3 million of indebtedness outstanding under AGI's credit facility immediately prior to the transaction. The acquisition was funded by the proceeds (net of $4.1 million in debt issuance costs) from the issuance of $100.0 million of 10 1/8% Senior Subordinated Notes and $4.6 million of new common stock. The balance of the proceeds of the Senior Subordinated Notes were used to retire all outstanding indebtedness of $29.9 million under KFI's prior bank credit agreement. At the same time, KFI entered into a new five year credit agreement which provided for a $40.0 million revolving credit facility and a $13.0 million letter of credit facility (the "Original Credit Facility").

   On July 7, 1998, the Company entered into the Amended and Restated Credit Facility, which became effective on the initial funding date of the Tinsley Acquisition and replaced the Original Credit Facility. The Amended and Restated Credit Facility provides for up to $53.0 million of revolving credit borrowings (the "Revolver") with a $20 million letter of credit subfacility under the Revolver (the "L/C Facility"). The Amended and Restated Credit Facility also provides for $37.0 million of Term Loan A borrowings and $64.0 million of Term Loan B borrowings. The Amended and Restated Credit Facility also provides a guarantee to the holders of the Loan Notes. Under the provisions of the Amended and Restated Credit Facility, the aggregate amount available of Term Loan A borrowings is limited by the amount outstanding under the Loan Note guarantee. Up to $8.5 million of drawings under this guarantee to redeem the Loan Notes will be converted to additional borrowings under Term Loan A and any drawings which, as a consequence of currency fluctuations, exceed $8.5 million will be converted to additional borrowings under the Revolver. The Revolver has a five and one-half year maturity, the Term Loan A has a five and one-half year maturity and the Term Loan B has a six and one-half year maturity. As of December 31, 1998, $28.4 million in Term Loan A borrowings were outstanding, $63.8 million in Term Loan B borrowings were outstanding, $11.2 million in Revolver borrowings were outstanding and $29.2 million in additional Revolver borrowings were available.

   On September 11, 1998, the Company acquired the common stock of Tinsley for $137.7 million plus acquisition costs. Concurrently, the Company funded the retirement of $18.5 million of indebtedness outstanding under Tinsley's credit agreements. The acquisition was funded through borrowings of $93.7 million under the Amended and Restated Credit Facility described above, $58.6 million in proceeds from the sale of common stock to the Company's existing stockholders or their affiliates and the issuance, in the aggregate, of $8.5 million of five year promissory notes ("Loan Notes") to former Tinsley shareholders.

   On November 24, 1998, the Company purchased the outstanding capital stock of Music Print for approximately $5.3 million plus acquisition costs. Concurrently, the Company retired approximately $0.2 million of historical indebtedness of Music Print and purchased the facility in which Music Print operates for $1.3 million.

The acquisition was funded through additional revolver borrowings under the Company's Amended and Restated Credit Facility. Music Print supplies printed packaging in The Netherlands for the music and multimedia markets.

   On January 12, 1999, IMPAC issued 20,000 shares of Preferred Stock with a face value of $20.0 million together with detachable, ten-year Warrants to purchase 6,913 shares of Common Stock at an exercise price of $0.01 per share for net proceeds of $18.9 million. IMPAC used the net proceeds from the sale of Preferred Stock to acquire 30,087 shares of outstanding Series A Common Stock. The Preferred Stock accrues dividends on a cumulative basis at 14.0% per annum for years 1-5, 15.0% per annum for year 6, and either 14.0% or 15.0% per annum for years 7-10 depending on whether the dividends are paid in cash or with additional Preferred Stock, respectively. During the first six years after issuance, dividends on the Preferred Stock are payable solely by issuing additional shares of Preferred Stock. The Preferred Stock accrues dividends at 24.0% per annum if certain events occur, including an event of non-compliance as defined and certain significant changes in the ownership of IMPAC. IMPAC is required to redeem all outstanding shares of Preferred Stock on December 31, 2008 at face value plus all accrued and unpaid dividends. IMPAC may redeem some or all outstanding shares of Preferred Stock at an earlier date, provided, however, that a premium of up to 10.0% be paid. The Preferred Stock is not redeemable at the option of the holders of Preferred Stock. The Preferred Stock contains covenants, among others, limiting additional indebtedness, restricted payments, guaranties, advances to affiliates, mergers, asset sales and dispositions. The Preferred Stock ranks senior to all classes of Common Stock with respect to dividend distributions and distributions upon the liquidation or dissolution of IMPAC.

   The Company's primary cash requirements historically have related to capital expenditures, working capital and debt service. The Company has historically funded these requirements through internally generated cash flow, borrowings under bank credit arrangements and the issuance of industrial revenue bonds.

   Net cash provided by operating activities for the 1998 period was $13.2 million compared to $6.2 million for the 1997 period. Income from operations before non-cash charges increased to $14.8 million from $2.6 million due to the acquisition of AGI and Tinsley. In the 1998 period, income from operations before non-cash charges of $14.8 million, the issuance of the Senior Subordinated Notes, a $0.9 million increase in capital leases, the issuance of common stock and stock options and the issuance of $112.4 million of borrowings under the Company's Amended and Restated Credit Facility, Loan Notes and industrial revenue bonds were used to fund the acquisitions of Tinsley, AGI and Music Print, the repayment of $30.1 million of bank borrowings, $10.9 million of debt issuance costs, $16.0 million of capital expenditures and a $1.6 million increase in working capital requirements. In the 1997 period, income from operations before non-cash charges of $2.6 million, $3.2 million of net proceeds of an industrial revenue bond issuance and a $3.6 million decrease in working capital requirements were used to fund a net decrease of $5.1 million in outstanding borrowings under KFI's prior credit agreement and $4.1 million of capital expenditures. The Company currently expects to spend $27.5 million on capital expenditures in 1999. The Company expects to fund its capital expenditures and other working capital requirements in 1999 through internally generated cash flow and borrowings under the Amended and Restated Credit Facility.

   Net cash provided by operating activities for the 1997 period was $6.2 million compared to $4.2 million for the 1996 period. Income from operations before non-cash charges decreased to $2.6 million from $5.2 million due to decreased income from operations. In the 1997 period, income from operations before non-cash charges of $2.6 million, $3.2 million of net proceeds of an industrial revenue bond issuance and a $3.6 million decrease in working capital requirements were used to fund a net decrease of $5.1 million in outstanding borrowings under KFI's prior credit agreement and $4.1 million of capital expenditures. In the 1996 period, income from operations before non-cash charges of $5.2 million, $1.9 million of proceeds from the sale of PTP, $34.2 million proceeds from bank borrowings and the issuance of common and preferred stock were used to fund $0.7 million of working capital requirements, $1.3 million of capital expenditures, $49.7 million to repurchase common stock, $8.1 million to retire previous bank indebtedness and $1.2 million of deferred financing costs.

   IMPAC is a holding company with no operations of its own. The Company's ability to make required interest payments on the Senior Subordinated Notes depends upon its ability to receive funds from its domestic and foreign subsidiaries. The Company, at its discretion, controls the receipt of dividends or other payments from its domestic and foreign subsidiaries, subject in the case of certain foreign subsidiaries to limitations that may be imposed under the laws of the applicable jurisdictions of organization. These limitations are not considered to be material to the Company as a whole. There are no contractual restrictions, under the Amended and Restated Credit Facility or otherwise, upon the ability of the Subsidiary Guarantors to make distributions or pay dividends, directly or indirectly, to IMPAC.

   Since its acquisition of Tinsley, the Company is exposed to currency exchange rate risk with respect to its net assets, transactions and the related net income denominated in U.K. Pounds Sterling, Dutch Guilders, Irish Punts, Austrian Shillings and the Euro. Business activities in various currencies expose the Company to the risk that the eventual net dollar cash inflows resulting from transactions with foreign customers and suppliers denominated in foreign currencies may be adversely affected by changes in currency exchange rates. The Company is evaluating these risks and developing its hedging program.

Adoption of New Accounting Standard

   In June, 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Due to the recent release and complexity of this new standard, an assessment of the impact it will have on the financial position or results of operations has not been completed.

Year 2000 Issues

   The information provided below constitutes "Year 2000 Readiness Disclosure" as defined in the Year 2000 Information and Readiness Disclosure Act and is subject to the terms thereof. The following description of the Company's remediation process is meant for information purposes and not as a form of covenant, warranty, representation or guarantee of any kind. In addition, many of the Company's Year 2000-related efforts are dependent upon third-parties that are effectively beyond the Company's control.

 General

   As many computer systems and other equipment with embedded chips or processors use only two digits to represent the year, they may be unable to accurately process certain data during or after the year 2000. This is commonly known as the Year 2000 ("Y2K") issue. The Y2K issue can arise at any point in an entity's supply, manufacturing, processing, distribution and financial chains.

   IMPAC and its wholly owned domestic subsidiaries, AGI and Klearfold, are undertaking an initiative entitled IMPAC 2000 (the "Domestic Project"). While addressing the Y2K issue specifically, the Domestic Project is intended to change the entire business systems infrastructure and make it Y2K compliant.

   The Company believes that Tinsley has substantially addressed the Y2K issue, with Tinsley's information technology ("IT") systems currently in compliance with Y2K. With regard to non-IT issues, Tinsley has contacted vendors who have provided assurances that the relevant systems are in compliance.

 Projects

   The Domestic Project is divided into 4 major areas: (i) Infrastructure Systems, (ii) Applications Software, (iii) Manufacturing Equipment, and (iv) External Stakeholders. At the present time, the Infrastructure Systems portion of the project is believed to be complete in so far as it pertains to Y2K. This includes personal computers, local and wide area networks and telephony. In addition, desktop environments have been standardized and all such applications are now believed to be Y2K compliant. At present, the Applications Software at AGI and Klearfold are different. These systems will be harmonized with the implementation of the ORACLE Enterprise Resource Planning ("ERP") systems. The Company has retained an outside consultant to assist in the integration of the business and systems processes into an ORACLE ERP solution. The project is approximately 60 percent complete, with Y2K compliance being expected by mid 1999. A Y2K compliant patch of Klearfold's application software is available and will be installed as a contingency plan in the event of project delays in the ORACLE environment. A contingency plan for the AGI Applications Software has been developed but not yet implemented. With respect to the Manufacturing Equipment portion of the project, a comprehensive review of Manufacturing Equipment has been completed and the Company believes that substantially all significant equipment is Y2K compliant. With respect to its External Stakeholders, the Company is in the process of contacting its material suppliers and Electronic Data Interfaces with third party customers and vendors are in the process of review.

   Tinsley implemented the SAGE accounting application for its UK subsidiaries in the second half of 1998. The European subsidiaries operate stand alone accounting systems which the Company believes are Y2K compliant. In addition, the Company expects that the IMPRINT management information system, which is used by Tinsley, will become Y2K compliant during the balance of 1999.

 Costs

   The total cost associated with required modifications to business systems is not expected to be material to the financial position of the Company. The estimated cost of the Domestic Project is $8.1 million, of which $3.3 million was spent through December 31, 1998. The residual amount of $4.8 million is to be spent in 1999. The Company will fund the Domestic Project, along with its other capital expenditures, with internally generated cash flows along with additional Revolver borrowings, as necessary.

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

Euro

   The European Community introduced a common European monetary unit, the Euro, effective January 1, 1999. The UK, where Tinsley is headquartered, has opted not to adopt the Euro. However, certain subsidiary operations are in countries such as The Netherlands, the Republic of Ireland and Austria, which participated in its introduction. The new SAGE system implemented at Tinsley is capable of handling multicurrency transactions, with the Euro being a currency in its portfolio. The Company does not believe that the introduction of the Euro will have a material adverse effect on the results of its operations. See "Liquidity and Capital Resources" for further discussion of currency and exchange rate issues.

Cautionary Note

   This Report may contain "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to statements regarding: the Company's growth strategy to leverage its reputation for product innovation, high quality and customer service; the Company's ability to create significant additional revenue opportunities with existing customers by marketing its expanded array of high-end marketing solutions; the Company's ability to integrate with its global customers due to the Tinsley Acquisition; the opportunity to leverage the Klearfold product line as the result of the Tinsley Acquisition; the benefit to Tinsley and AGI of each other's position in the entertainment market; the Company's ability to increase revenues by expanding into related product lines that serve new markets; the Company's ability to capture additional customers through its innovative product line; the Company's ability to utilize the most efficient practices currently used in each of its facilities to enhance manufacturing capabilities and improve cost structures; the Company's ability to pursue new business opportunities through modification of existing packaging and the development of new applications; opportunities for significant cross-selling to existing customers; the ability to serve national markets; investment in equipment; the Company's pursuit of other strategic acquisitions within the specialty packaging industry; the ability to pass raw material price increases on to its customers; the potential future costs incurred related to environmental compliance; the expectation of the Company not to pay dividends on Common Stock; the redemption by the Company of the Preferred Stock; the effect on the Company of the limitations and covenants imposed by the terms of the Preferred Stock; the delay in repurchase of employee stock under the terms of certain employment agreements; the payments from the Company to certain employees upon termination in accordance with employment agreements; the financing of employee stock repurchases; the insurance policies for certain officers of the Company; the adoption of a cash bonus plan similar to the 1998 bonus plan; the development by Company of a currency hedging program; the impact of the new FASB statement; the Company's projects with respect to Y2K issues and the possibility of interruptions caused therefrom; the effect of the introduction of the Euro; funding of and projected amount of capital expenditures in 1999; expectations regarding the Company's Y2K compliance; the Company's ability to incur substantial additional indebtedness; the effects of an increase in interest rates; and, certain other statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, those described below:

 Leverage

  Significant Leverage as a Result of Transactions

   In connection with the acquisition of AGI and Tinsley, the Company incurred a significant amount of indebtedness and, as a result, the Company is highly leveraged. At December 31, 1998, approximately $240.6 million in total debt was outstanding, including $140.6 million of senior debt of which approximately $11.6 million is secured by letters of credit outstanding under the Amended and Restated Credit Facility, and the Company had stockholders' equity of approximately $65.6 million. Subject to certain covenants, the Company is permitted to incur substantial additional indebtedness in the future.

  Liquidity and Capital Resources

   The Company's ability to make scheduled payments of principal of, or to pay the interest or liquidated damages, if any, on, or to refinance, its indebtedness (including the Senior Subordinated Notes), or to fund planned capital expenditures and any acquisitions will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. In addition, the Company may need to refinance all or a portion of the principal of the Senior Subordinated Notes on or prior to maturity. There can be no assurance that the Company's business will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that future borrowings will be available under the Amended and Restated Credit Facility in an amount sufficient to enable the Company to service its indebtedness, including the Senior Subordinated Notes, or to fund its other liquidity needs. In addition, there can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms or at all. The Company's ability to raise additional capital may also be limited by the terms of the Preferred Stock.

  Effects of Leverage

   The degree to which the Company is leveraged could have important consequences to holders of the Senior Subordinated Notes, including, but not limited to: (i) making it more difficult for the Company to satisfy its obligations with respect to the Senior Subordinated Notes, (ii) increasing the Company's vulnerability to general adverse economic and industry conditions, (iii) limiting the Company's ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements, (iv) requiring the dedication of a substantial portion of the Company's cash flow from operations to the payment of principal of, and interest on, its indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, research and development or other general corporate purposes, (v) limiting the Company's flexibility in planning for, or reacting to, changes in its business and the specialty packaging industry, and (vi) placing the Company at a competitive disadvantage with respect to less leveraged competitors.

 Ranking

   The Senior Subordinated Notes and the related subsidiary guarantees (the "Subsidiary Guarantees") are subordinated in right of payment to all current and future senior debt of IMPAC and the Subsidiary Guarantors. However, the Senior Subordinated Notes indenture (the "Indenture") provides that IMPAC will not, and will not permit Subsidiary Guarantors to, incur or otherwise become liable for any indebtedness that is subordinate or junior in right of payment to any senior debt and senior in any respect in right of payment to the Senior Subordinated Notes or any of the Subsidiary Guarantees. Upon any distribution to creditors of IMPAC or a Subsidiary Guarantor in a liquidation or dissolution of IMPAC or a Subsidiary Guarantor or in a bankruptcy, reorganization, insolvency, receivership or similar proceeding relating to IMPAC or a Subsidiary Guarantor or its property, the holders of senior debt will be entitled to be paid in full before any payment may be made with respect to the Senior Subordinated Notes. In addition, the subordination provisions of the Indenture provide that payments with respect to the Senior Subordinated Notes will be blocked in the event of a payment default on senior debt and may be blocked for up to 179 days each year in the event of certain non-payment defaults on senior debt. In the event of a bankruptcy, liquidation or reorganization of IMPAC or a Subsidiary Guarantor, holders of the Senior Subordinated Notes will participate ratably with all holders of subordinated indebtedness of IMPAC or such Subsidiary Guarantor that is deemed to be of the same class as the Senior Subordinated Notes, and potentially with all other general creditors of IMPAC, based upon the respective amounts owed to each holder or creditor, in the remaining assets of IMPAC. In any of the foregoing events, there can be no assurance that there would be sufficient assets to pay amounts due on the Senior Subordinated Notes. As a result, holders of Senior Subordinated Notes may receive less, ratably, than the holders of senior debt. The Indenture permits the incurrence of substantial additional indebtedness, including senior debt, by IMPAC and its subsidiaries in the future. There is currently no indebtedness outstanding that is subordinated to the Senior Subordinated Notes.

 Ability of Company to Obtain Funds from Subsidiaries

   IMPAC has no operations of its own and derives substantially all of its revenue from its subsidiaries. Holders of indebtedness and trade creditors of subsidiaries of IMPAC would generally be entitled to payment of their claims from the assets of the affected subsidiaries before such assets were made available for distribution to IMPAC. The Indenture permits the incurrence of substantial additional indebtedness by IMPAC and its subsidiaries and permits significant investments by IMPAC in its subsidiaries. In the event of a bankruptcy, liquidation or reorganization of a subsidiary, holders of any of such subsidiary's indebtedness will have a claim to the assets of such subsidiary that is prior to IMPAC's interest in those assets.

 Guarantees By Foreign Subsidiaries

   Several of IMPAC's foreign subsidiaries are not required to deliver a guarantee with respect to the Senior Subordinated Notes. Additionally, IMPAC is allowed under the Indenture to acquire or create additional foreign subsidiaries that may not be required to deliver a guarantee with respect to the Senior Subordinated Notes. In the event of a bankruptcy, liquidation or reorganization of such a subsidiary, holders of any of such subsidiary's indebtedness will have a claim to the assets of such subsidiary that is prior to IMPAC's interest in those assets.

 Effect of Fraudulent Transfer Statutes on Validity of Notes and Guarantees

   Under applicable provisions of federal bankruptcy law or comparable provisions of state fraudulent transfer law, the Senior Subordinated Notes or the Subsidiary Guarantees, could be voided, or claims in respect of the

Senior Subordinated Notes or the Subsidiary Guarantees could be subordinated to all other debts of IMPAC or any Subsidiary Guarantor. In addition, the payment of interest and principal by IMPAC or any Subsidiary Guarantor pursuant to the Senior Subordinated Notes could be voided and required to be returned to the person making such payment, or to a fund for the benefit of the creditors of IMPAC or any Subsidiary Guarantor.

 Possible Inability to Fund a Change of Control Offer

   Upon a change of control, as defined in the Indenture, the Company will be required to offer to repurchase all outstanding Senior Subordinated Notes at 101% of the principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, to the date of repurchase. However, there can be no assurance that sufficient funds will be available at the time of any change of control to make any required repurchases of Senior Subordinated Notes tendered or that restrictions in the Amended and Restated Credit Facility will allow the Company to make such required repurchases. Furthermore, upon certain ownership changes, the dividend rate on the Preferred Stock will increase to 24.0%.

 Failure to Integrate Businesses

   Prior to March 1998, the Company had no prior history as a combined entity and its operations had not previously been managed on a combined basis. Prior to the combination of AGI and Klearfold in March, 1998 and the acquisition of Tinsley in September, 1998, Tinsley, AGI and Klearfold were operated as separate entities. The Company's future operations and earnings are largely dependent upon management's ability to successfully execute the Company's strategy of offering the combined product line of Tinsley, AGI and Klearfold to the Company's customers. This requires substantial attention from the Company's management team which, prior to the dates of acquisitions, had not operated on a combined basis. In addition, management is required to apply its business strategy to an entity which is significantly larger than the entity it previously managed. Additionally, the need to focus management's attention on integration of the businesses and implementation of the Company's post-combination strategy may limit the Company's ability to successfully pursue other opportunities related to its business for the foreseeable future. The historical financial statements and unaudited pro forma financial information presented in this Report may not necessarily be indicative of the results that would have been attained had the Company operated on a combined basis.

 Foreign Operations

   A substantial portion of the Company's business is conducted in international markets. Risks inherent in foreign operations, such as fluctuations in foreign currency exchange rates and changes in social, political and economic conditions, could materially adversely affect the Company's business.

 Effects of Technology Changes and Industry Shifts

   The Company's packaging products are almost entirely targeted to consumer products companies. Sales of consumer products are subject to changing tastes and technologies that cannot be predicted. The adoption by various consumer products industries of new forms of packaging may in the future have a material adverse effect on the Company. For example, the Company experienced significant, although temporary, declines in revenues as the CD displaced the LP and as the CD industry abandoned the "long-box" packaging for CDs.

   In addition to technological and new product changes that could affect demand for the Company's products in traditional distribution channels, demand for the Company's products could also be materially affected by change in retail distribution channels. Almost all of the Company's products are sold to consumer products manufacturers that seek to differentiate their products in the consumer marketplace. The anticipated growth in electronic commerce distribution channels (often referred to as "e-commerce"), in which products are sold directly to customers over the Internet, could have a material adverse effect on the demand for the Company's products. For example, new technology permits consumers to download music releases directly from the Internet, eliminating the need for the Company's packaging products.

   The Company's success will depend, in part, upon its continued ability to manufacture products that meet changing customer needs and industry-wide shifts, successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis and enhance and expand its existing product offerings. Current competitors or new market entrants may develop new products with features that could adversely affect the competitive position of the Company's products. The Company has invested and continues to invest resources in the development of new products and improved manufacturing processes; however, there can be no assurance that the Company's new product or process development efforts will be successful or that the emergence of new technologies, industry standards or customer requirements will not render the Company's technology, equipment or processes obsolete or uncompetitive. Any failure or delay in accomplishing these goals could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, to the extent that the Company determines that new manufacturing equipment or processes are required to remain competitive, the acquisition and implementation of these technologies, equipment and processes are likely to require significant capital investment by the Company.

 Variability of Quarterly Results

   A significant portion of the Company's business is attributable to special projects relating to particular hit movie or music releases. The existence and timing of such major releases may cause the Company's quarterly and annual revenues to vary significantly. These swings in quarterly results could have a material adverse effect on the Company's ability to comply with the financial covenants in its financing agreements and could have a material adverse effect on the market prices for the Senior Subordinated Notes.

 Potential Future Acquisitions Could Increase Debt or Disrupt Operations

   The Company may in the future pursue selective acquisitions within the specialty packaging industry. Future acquisitions by the Company could result in the incurrence of debt and contingent liabilities and an increase in amortization expenses related to goodwill and other intangible assets, which could have a material adverse effect upon the Company's business, financial condition and results of operations. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operation, technologies, services and products of the acquired companies and the diversion of management's attention from other business concerns. In the event that such acquisitions were to occur, there can be no assurance that the Company's business, financial condition and results of operations would not be materially adversely affected.

 Competition

   Many of the Company's products are sold in highly competitive markets in the United States, the U.K. and Europe. The Company competes with a significant number of companies of varying sizes on the basis of quality, service and price and the ability to supply products to customers in a timely manner. The Company believes that its primary competitors are Ivy Hill Corporation and Shorewood Packaging Corporation in the United States and Gerhard Kaiser GMBH, St. Ives plc and CMCS Group plc in the U.K. and Europe, some of which are larger than the Company and may have substantially greater financial resources. Competitive pressures or other factors could cause the Company to lose existing business or opportunities to generate new business or could result in significant price erosion, all of which would have a material adverse effect on the Company's business, financial condition and results of operations.

 Failure to Comply with Environmental Matters and Governmental Regulations

   The past and present operations of the Company and the past and present ownership and operations of real property by the Company are subject to extensive and changing federal, state and local environmental laws and regulations pertaining to the discharge of materials into the environment, the handling and disposition of wastes, the recycling, composition and recycled content of packaging, or otherwise relating to the protection of the environment. The Company's operations are also governed by laws and regulations relating to employee health and safety. Governmental authorities have the power to enforce compliance with their regulations, and violations may result in the payment of fines or the entry of injunctions or both.

   As is the case with other companies engaged in similar businesses, the Company could incur costs relating to environmental compliance, including remediation costs related to historical hazardous materials handling and disposal practices at certain facilities. It is possible that future developments (for example, new regulations or stricter regulatory requirements) could result in the Company incurring material costs to comply with applicable environmental laws and regulations.

 Effect of Environmental Concerns on Market

   In addition to the effects of regulation, the Company's business may also be affected by environmental concerns of consumers with respect to packaging. For example, in the early 1990's the music industry voluntarily stopped using "long-box" packaging for CDs in response to these concerns. Future environmental concerns could have a material effect on the demand for the Company's packaging.

 Controlling Stockholders

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

 Year 2000 Issues

   The Company's ability to successfully address its Y2K issues will depend on the availability of resources, the Company's ability to discover and correct those potential Y2K problems which could have a serious impact on specific Company facilities and the ability of vendors to bring their computer systems and other equipment into Y2K compliance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company has foreign subsidiaries that manufacture and sell products in the U.K. and Europe. Additionally, the Company incurred a significant amount of indebtedness in connection with the acquisition of AGI and Tinsley and accordingly is highly leveraged. As a result, its cash flows and earnings are exposed to fluctuations in foreign currency exchange rates and interest rates.

   The Company's debt obligations are primarily U.S. dollar denominated. The Company's market risk therefore is the potential loss arising from adverse changes in interest rates. The debt can be categorized as follows:

                                                               December 31, 1998
                                                               -----------------
                                                                (in thousands)
Fixed interest rates:
---------------------
Senior Subordinated Debt......................................     $100,000
Industrial revenue bonds......................................        4,000
Covered by interest rate swaps:
-------------------------------
Portion of bank borrowings....................................       64,000
Subject to interest rate fluctuations:
--------------------------------------
Portion of bank borrowings....................................       39,410
Industrial revenue bonds......................................        7,640
Capital leases................................................       17,116
Loan Notes....................................................        8,393
                                                                   --------
Total indebtedness............................................     $240,559
                                                                   ========

   Market risk is estimated as the potential decrease in pretax earnings resulting from a hypothetical 71 basis-point increase in interest rates (representing a 10% increase) on floating-rate debt instruments. If interest rates increased by such 10%, the Company would incur approximately $0.5 million per annum in additional interest expense based on the long-term debt outstanding at December 31, 1998.

   Apart from the interest rate swaps noted above (which are discussed further in Note 11 to the Consolidated Financial Statements), the Company does not currently hold any other derivatives for managing risks or for trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   IMPAC's Consolidated Financial Statements, together with the auditors' reports thereon, appear at pages F-2 through F-28 of this Report and are summarized by the Index to Consolidated Financial Statements at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Certain changes with respect to the Company's independent public accountants have previously been reported in the Registrant's Registration Statement No. 333-48821, on Form S-4, filed by the Registrant with respect to the Senior Subordinated Notes.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The executive officers and directors of IMPAC are as follows:

   Name                      Age Position(s)
   ----                      --- -----------
   Melvin B. Herrin........  64  Director and Chairman
   Richard H. Block........  58  Director, President and Chief Executive Officer
   M. Shaun Lawson.........  53  Director and Vice Chairman
   H. Scott Herrin.........  42  Director
   Michel Reichert.........  48  Director
   Michael F. Gilligan.....  43  Director
   David C. Underwood......  39  Treasurer, Secretary and Chief Financial Officer
   Lee Newbon..............  55  Director and Chief Operating Officer of IMPAC
                                 Group, Inc.
   James H. Oppenheimer....  56  Executive Vice President--U.S. Sales
   Richard L. Oppenheimer..  50  Chief Operating Officer--U.S. Operations
   Dean J. Henkel..........  46  Executive Vice President--U.S. Operations
   Zenas Block.............  82  Director
   David H. Horowitz.......  70  Director

   Mr. Melvin B. Herrin founded Klearfold and has been Chairman of Klearfold since its incorporation in 1977 and a Director and Chairman of IMPAC since 1996. Mr. Herrin graduated from Temple University. Mr. Herrin is the father of
H. Scott Herrin.

   Mr. Richard H. Block has served as the President and Chief Executive Officer of AGI since October 1987 and the Chief Executive Officer of IMPAC since March, 1998. He began his career at AGI in 1970 as a salesman; he was subsequently promoted to Sales Manager and Executive Vice President. Prior to 1970, he served as a Sales Manager for Westvaco Corporation in New York and Chicago. Mr. Block graduated from Alfred University. Mr. Block is the son of Zenas Block.

   Mr. M. Shaun Lawson has been a director of IMPAC since March, 1999. Prior to joining IMPAC, Mr. Lawson spent eight years as a non-executive director of Tinsley Robor plc, three years of which were served as the Chairman. Mr. Lawson is also a Managing Director of Priory Investments Limited Group.

   Mr. H. Scott Herrin has been a Director of Klearfold since 1981, President of Klearfold from 1996 to 1998 and a Director of IMPAC since 1996. From March, 1998, until December, 1998, Mr. Herrin was an Executive Vice President of IMPAC. Mr. Herrin graduated from Amherst College and has a law degree from Harvard Law School. Mr. Herrin is the son of Melvin Herrin.

   Mr. Michel Reichert has been a Director of IMPAC since 1996. Since 1994, Mr. Reichert has been a Managing General Partner of Heritage Partners, Inc. a Boston-based private investment company ("Heritage"). Prior to 1994, Mr. Reichert was a Managing Director of BancBoston Capital Inc., a private equity investment firm. Mr. Reichert graduated from the University of Bourges, France.

   Mr. Michael F. Gilligan has been a Director of IMPAC since 1996. Since 1994, Mr. Gilligan has been a General Partner of Heritage. Prior to 1994, Mr. Gilligan was a Director of BancBoston Capital Inc., a private equity investment firm. Mr. Gilligan graduated from Boston College.

   Mr. David C. Underwood has been with AGI since 1990 and IMPAC since March, 1998 and has been responsible for IMPAC's finance, information technologies and human resources functions. Prior to joining AGI, Mr. Underwood was a manager in the audit and financial consulting division of Arthur Andersen & Company's Chicago office. Mr. Underwood graduated from the University of Wisconsin and is a Certified Public Accountant.

   Mr. Lee Newbon was appointed Chief Operating Officer of IMPAC and Chief Executive Officer of IMPAC Group Europe in November, 1998 and has been a director of IMPAC since March, 1999. Prior to joining IMPAC, Mr. Newbon spent over twenty years with Tinsley Robor plc, the last four of which he served as Chief Executive Officer. Mr. Newbon has worked in the printing or music industries since 1959.

   Mr. James H. Oppenheimer is responsible for sales, marketing and administration for all U.S. markets. Mr. Oppenheimer joined AGI in 1983 as the East Coast Sales Manager, and subsequently served as Vice President of East Coast Sales and later as Executive Vice President of Sales for the packaging and multimedia markets. Prior to joining AGI, he served as Executive Vice President of Sales for the Walter Frank Organization, a packaging company specializing in cosmetics. He joined IMPAC in March 1998. Mr. Oppenheimer graduated from the University of Illinois, Champaign-Urbana. Mr. Oppenheimer is the brother of Richard Oppenheimer.

   Mr. Richard L. Oppenheimer is responsible for managing the operations of the U.S. businesses. Mr. Oppenheimer joined AGI in 1977 as Chicago Sales Representative, and subsequently served in positions including California Sales Representatives for Music, Sales Manager for Packaging, Vice President of West Coast Sales and Executive Vice President of Sales for the music and video markets. Prior to joining AGI, he spent six years selling custom injection molding designs, specializing in the cosmetics industry. Mr. Oppenheimer graduated from Southern Illinois University. He joined IMPAC in March, 1998. Mr. Oppenheimer is the brother of James Oppenheimer.

   Mr. Dean J. Henkel is responsible for the manufacturing operations at the Company's U.S. plants. Mr. Henkel has worked at AGI since 1975 in a number of positions, including as a machine operator, finishing superintendent, plant superintendent and plant manager in AGI's Melrose Park facility and most recently as Executive Vice President--U.S. Operations. He joined IMPAC in March, 1998. Mr. Henkel graduated from Illinois Benedictine College.

   Mr. Zenas Block has been a director of AGI since 1988 and a director of IMPAC since March, 1998. Since 1991, Mr. Block has been an adjunct professor at the New York University Stern School of Business and was a founder of its Center for Entrepreneurial Studies. Mr. Block graduated from the City College of New York. Mr. Block is the father of Richard Block.

   Mr. David H. Horowitz has been a director of AGI since 1988 and a director of IMPAC since March, 1998. Mr. Horowitz is a consultant and investor in the media and communications industry and is a director of theglobe.com., inc. Mr. Horowitz graduated from Columbia College and has a law degree from Columbia Law School.

Stockholder Agreement

   In January 1999, IMPAC and its stockholders entered into the Second Amended and Restated Stockholder Agreement, dated as of January 11, 1999 (the "Stockholder Agreement"). The Stockholder Agreement provides that IMPAC's board of directors (the "Board") will in most circumstances consist of eleven members to be elected as follows: (i) four individuals designated by the holders of a majority of the shares of the Common Stock purchased by affiliates of Heritage (the "Heritage Holders"); (ii) two individuals designated by the holders of a majority of the shares of Common Stock purchased by or on behalf of Melvin Herrin and Scott Herrin (the "Klearfold Holders"); (iii) two individuals designated by the holders of a majority of shares of Common Stock to be purchased by Messrs. Lawson and Newbon and other prior employees and stockholders of Tinsley (the "Tinsley Holders"); and (iv) three individuals designated as follows: (A) if Richard Block is both chief executive officer of IMPAC and continues to hold at least 75% of his shares of Common Stock, Richard Block and two individuals designated by Richard Block;
(B) if Richard Block is both chief executive officer of IMPAC and continues to hold at least 50% but less than 75% of his shares of Common Stock, Richard Block, one individual designated by Richard Block, and one individual designated by the holders of a majority of the shares of the Common Stock held by the holders of the Common Stock then employed by IMPAC and who had been employed by AGI prior to the Combination (the "AGI Holders"); (C) if Richard Block is both chief executive officer of IMPAC and continues to hold less than 50% of his shares of Common Stock held by him after the closing of the Combination, Richard Block and two individuals designated by the AGI Holders; (D) if Richard Block is not chief executive officer of IMPAC and continues to hold more than 50% of his shares of Common Stock, one individual designated by Richard Block and two individuals designated by the AGI Holders; and (E) if Richard Block is not chief executive officer of IMPAC and continues to hold less than 50% of his shares of Common Stock, three individuals designated by the AGI Holders.

   At any time the Heritage Holders may provide a written notice to IMPAC, upon which the Board will then consist of: (A) eight individuals designated by the Heritage Holders; (B) three individuals designated by the AGI Holders; (C) two individuals designated by the Klearfold Holders; and (D) two individuals designated by the Tinsley Holders.

   Board vacancies will be filled by a designee of the individual or group who originally designated the vacating director. Each individual or group entitled to designate a director will also be entitled to direct the removal of such director and designate a replacement director.

   Executive officers of IMPAC will be appointed by the Board upon the President's recommendations, subject to the provisions of such officers' respective employment agreements.

   The Stockholder Agreement also contains each of (i) registration rights provisions, which will provide certain demand registration rights, to become effective upon the earlier to occur of June 7, 2002 and six months following the consummation of an initial public offering of IMPAC's Common Stock, and certain piggyback registration rights, (ii) transfer restrictions, (iii) piggy-back and co-sale rights, (iv) rights of first refusal with respect to certain transfers of Common Stock, (v) rights of first refusal with respect to certain proposed sales of the Company and (vi) certain pre-emptive rights with respect to certain equity issuances.

Section 16(a) Beneficial Ownership Reporting Compliance.

   Not applicable.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

   The following table sets forth the aggregate compensation paid by IMPAC for services rendered during fiscal 1998 to its Chief Executive Officer and its five most highly-compensated executive officers (determined on a historical combined basis).

                                           Annual Compensation
                                        --------------------------
                                                         Other
                                                         Annual     All Other
                                        Salary  Bonus Compensation Compensation
Name and Principal Position               ($)    ($)     ($)(3)       ($)(4)
---------------------------             ------- ----- ------------ ------------
Richard Block(1)....................... 288,230  --       --          8,668
 President and Chief Executive Officer

H. Scott Herrin(2)..................... 323,028  --       --            597
 Executive Vice President

James Oppenheimer(1)................... 265,653  --       --          6,392
 Executive Vice President--U.S. Sales

Richard L. Oppenheimer(1).............. 265,558  --       --          8,047
 Chief Operating Officer--U.S.
 Operations

Dean J. Henkel(1)...................... 184,743  --       --          7,544
 Executive Vice President--U.S.
 Operations

David C. Underwood(1).................. 184,743  --       --          7,547
 Treasurer, Secretary and Chief
 Financial Officer

--------
(1) Commenced employment with IMPAC in March 1998.
(2) In December 1998, H. Scott Herrin terminated his employment with the
    Company.
(3) The value of perquisites and other personal benefits are not shown because the aggregate amount of such compensation did not exceed $50,000 or 10% of each executive's total annual salary and bonus.
(4) Reflects company contributions to the Company's 401(k) retirement savings plans on behalf of the named executive.

Option/SAR Grants in Fiscal 1998

   Although IMPAC has adopted certain stock option plans, in fiscal 1998 no options were granted thereunder to any of the executive officers named in the Summary Compensation Table and such executive officers do not hold any options for the purchase of IMPAC's Common Stock.

Compensation of Directors

   Other than Melvin B. Herrin and M. Shaun Lawson, directors of IMPAC do not receive compensation from IMPAC for their service in such capacities. In fiscal 1998, Melvin B. Herrin received $323,028 pursuant to an Employment, Non-Competition and Stock Repurchase Agreement for services provided by him to IMPAC as Chairman of IMPAC's Board of Directors. See "Employment, Non-Competition and Stock Repurchase Agreements" below. IMPAC has agreed to provide M. Shaun Lawson with a base salary of $125,000 for services provided by him as Vice Chairman of IMPAC's Board of Directors. Mr. Lawson became a director of IMPAC in March 1999. IMPAC has agreed to provide Lee Newbon with a base salary of $350,000, and the ability to participate in IMPAC's cash bonus plan, for services provided by him as Chief Operating Officer of IMPAC and as Chief Executive Officer of IMPAC Group Europe. Mr. Newbon became IMPAC's Chief Operating Officer in November 1998 and was elected to IMPAC's Board of Directors in March 1999.

Employment, Non-Competition and Stock Repurchase Agreements

   At the closing of the Combination, IMPAC entered into Employment, Non-Competition and Stock Repurchase Agreements with each of Richard H. Block, Melvin B. Herrin, H. Scott Herrin, David C.

Underwood, James H. Oppenheimer, Richard L. Oppenheimer and Dean J. Henkel, as well as with certain other employees who are officers of one or more of its subsidiaries, but will not be officers of IMPAC.

   Each employment agreement with one of the employees named above provides a term of employment through June 2001, specifies a base salary and a package of benefits and provides for participation in IMPAC's cash bonus plan. Each such employment agreement (except as noted below) gives such individual (or his estate) the right to offer his or her shares back to IMPAC in the event of death, disability, retirement, upon his termination of his employment for good reason, or upon termination of his employment by IMPAC without cause, and, except in the instance of retirement or, if insurance proceeds are not available to complete the repurchase, death or disability, IMPAC shall be required to complete such repurchase, in each case at fair market value calculated in accordance with such employment agreements. Each of Melvin Herrin's and Scott Herrin's employment agreement give such individual's estate the right, following the death of both Melvin Herrin and Scott Herrin, to offer such estate's shares of Common Stock back to IMPAC. In the event that a repurchase offer following an employee's death, disability or retirement is rejected by IMPAC, and the offered shares are not repurchased by those of the employee's fellow managers who may also have rights to repurchase the employee's shares, then such shares will become freely transferable. Any repurchase is subject to compliance with the terms of the Amended and Restated Credit Facility, the Indenture and the terms of IMPAC's Charter, and if IMPAC is unable to complete a purchase in compliance with such terms, the purchase may be delayed until compliance is possible.

   The employment agreements provided base salaries for the year ending December 31, 1998, as follows: Richard H. Block--$350,000; Melvin B. Herrin-- $325,000; H. Scott Herrin--$325,000; David C. Underwood--$225,000; James H.
Oppenheimer--$325,000; Richard L. Oppenheimer--$325,000; and Dean J. Henkel-- $225,000. Such base salaries are subject to cost of living adjustments for each year thereafter.

   Each of the employment agreements also provides for severance pay upon termination by IMPAC without cause or by the employee for good reason. IMPAC must pay the employee his base salary as in effect prior to any such termination, together with benefits and a variable compensation element calculated with reference to IMPAC's payments under IMPAC's cash bonus plan, until the later of (i) the end of the term of the employment contract, or (ii) if so elected by IMPAC, the first anniversary of termination or, under certain circumstances and with respect to certain employees, eighteen months after termination, provided that the period during which severance pay is payable may be extended for up to one additional year by notice to the employee from IMPAC. If the employee is terminated by IMPAC without cause, or the employee terminates his employment for good reason, at any time after the end of the term of the employment agreement, IMPAC may by written notice to the employee elect to pay the employee his base salary as in effect prior to any such termination, together with benefits and a variable compensation element calculated with reference to IMPAC's payments under the cash bonus plan, for a period of one year from the date of termination or, under certain circumstances and with respect to certain employees, eighteen months after termination, provided that such period may be extended for up to one additional year by notice to the employee from IMPAC. No severance is payable in the event of a termination of employment as a result of death, disability or retirement, or a termination by the employee without good reason or by IMPAC with cause.

   Each of the employment agreements with the employees named above also contains non-competition covenants pursuant to which the employee is prohibited, during the term of his employment and for a "Restricted Period" thereafter, from competing with the Company in any place where the Company now or during the employee's employment does business, and, subject to certain exceptions, from soliciting or encouraging any employee, contractor, customer, vendor or supplier of the Company to terminate or materially reduce its relationship with the Company. The applicable "Restricted Period" will, with certain exceptions, be that period following the employee's termination during which severance pay is being paid to the employee, and if no severance pay is payable, the "Restricted Period" shall be the longer of (i) one year from the date of termination, and (ii) two years from March 12, 1998. In addition, the "Restricted Period" shall be extended by any period in which the employee is in breach of his non-competition and non-solicitation obligations.

   Each of the employment agreements also provides that IMPAC and certain "co-managers", taken together (in the case of Richard H. Block, David C. Underwood, James H. Oppenheimer, Richard L. Oppenheimer and Dean J. Henkel, the "co-managers" include each such person (other than himself), as well as Dennis L. McGuin, Mary Frances Griffin and Jacqueline M. Barry) have the right to repurchase the employee's shares of IMPAC's Common Stock following termination of the employee's employment, as well as providing the rights described above for the employee to require the repurchase of his stock. The Company will obtain insurance policies on the life of each of Richard H. Block, David C. Underwood, James H. Oppenheimer, Richard L. Oppenheimer and Dean J. Henkel, and on the life of the survivor of Melvin Herrin and Scott Herrin in order to assist in the financing of its obligations to repurchase their stock. IMPAC will finance any stock repurchase, first, out of cash if and to the extent available under the terms of the Amended and Restated Credit Facility, the Indenture and the Charter and if IMPAC is unable to complete a purchase at any time because no cash is then available under such terms, the purchase may be delayed until cash becomes available to permit IMPAC to complete the purchase in compliance with such terms.

   Executives and other employees are also entitled to participate in the Company's 401(k) retirement savings plans, which provide retirement benefits to employees and includes both employer and employee contributions.

Bonus Plan

   For fiscal 1998, the Company adopted a cash bonus plan that provided for annual cash bonuses based on achievement of Company and individual performance objectives. Because these performance objectives were not achieved, the Company did not award any bonuses in fiscal 1998. The Company intends to adopt a similar cash bonus plan for fiscal 1999.

Compensation Committee Interlocks and Insider Participation

   The Board of Directors of IMPAC does not maintain a compensation committee. Executive compensation decisions are considered and decided by all of the directors of IMPAC. All executive compensation decisions relating to fiscal 1998, including decisions relating to the compensation of persons named on the Summary Compensation Table, were decided by the Board of Directors of IMPAC. In fiscal 1998, no officers or employees of IMPAC other than Richard Block, David Underwood and H. Scott Herrin participated in any discussions with the Board of Directors of IMPAC regarding executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             BENEFICIAL OWNERSHIP

   The following table sets forth certain information regarding ownership of the outstanding Common Stock of IMPAC as of March 15, 1999 by (i) each director of IMPAC, (ii) each of the executive officers of IMPAC named in the "Summary Compensation Table", (iii) each of the directors and executive officers of IMPAC as a group and (iv) each person who beneficially owns more than 5% of the outstanding shares of IMPAC's Common Stock(1).

                                            Amount and Nature
                                              of Beneficial
     Name and Address                         Ownership(2)    Percent of Class
     ----------------                       ----------------- ----------------
     Heritage Fund I, L.P.(3)..............       56,431           33.96%
     c/o Heritage Partners, Inc.
     30 Rowes Wharf
     Boston, MA 02110

     Heritage Fund II, L.P.(4).............       43,853           26.39%
     c/o Heritage Partners, Inc.
     30 Rowes Wharf
     Boston, MA 02110

     Michel Reichert(5)....................      100,284           60.35%
     c/o Heritage Partners, Inc.
     30 Rowes Wharf
     Boston, MA 02110


     Michael Gilligan(6)...................      100,284           60.35%
     c/o Heritage Partners, Inc.
     30 Rowes Wharf
     Boston, MA 02110

     Richard H. Block......................       19,005           11.44%
     c/o IMPAC Group, Inc.
     1950 North Ruby St.
     Melrose Park, IL 60160

     H. Scott Herrin, Arthur S. Keyser and
      Matthew H. Kamens....................        9,780            5.89%
     as Trustees under an
     Irrevocable Deed of Trust
     dated August 12, 1992
     f/b/o H. Scott Herrin
     c/o Klearfold, Inc.
     364 Valley Road
     Warrington, PA 18976

     H. Scott Herrin(7)....................        9,780            5.89%
     James H. Oppenheimer..................        6,227            3.75%
     Melvin B. Herrin......................        4,964            2.99%
     Richard L. Oppenheimer................        4,440            2.67%

     Arthur S. Keyser and Matthew H.
      Kamens...............................        3,916            2.36%
     as Trustees under an Indenture of
     Trust of Melvin B. Herrin
     dated June 4, 1996
     c/o Klearfold, Inc.
     364 Valley Road
     Warrington, PA 18976

     Dean J. Henkel........................        3,782            2.28%
     David C. Underwood....................        3,318            2.00%
     Lee Newbon............................          766              (*)
     David Horowitz........................          588              (*)
     Zenas Block...........................          147              (*)
     M. Shaun Lawson.......................            0               0
     All Directors and executive officers
      as a group (13 persons)..............      153,302            91.8%

--------
(1) Holders of Series A Common Stock and Series B Common Stock vote together as a single class. See "Item 13. Certain Relationships and Related Transactions--Amendments to Charter".
(2) As used in this table, beneficial ownership means the sole or shared power to vote, or to direct the voting of a security, or the sole or shared power to dispose, or direct the disposition of, a security.
(3) HF Partners I, L.P. is the General Partner of Heritage Fund I, L.P. ("Fund I") and shares voting and investment control over the shares held by Fund I.
(4) Includes 2,775 shares of Series A Common Stock owned of record by Heritage Fund II Investment Corporation ("Fund II Investment Corporation"), and 4,500 shares of Series B Common Stock and 36,578 shares of Series A Common Stock owned of record by Heritage Fund II, L.P. ("Fund II" and, together with Fund I and Fund II Investment Corporation, the "Heritage Funds"). Fund II Investment Corporation is a wholly-owned subsidiary of Fund II and Fund II shares voting and investment control over the shares held by Fund II Investment Corporation. HF Partners II, L.L.C. is the General Partner of Fund II and shares voting and investment control over the shares held by Fund II.
(5) The shares shown as beneficially owned by Mr. Reichert represent 100,284 shares owned of record by the Heritage Funds. Mr. Reichert through one or more intermediaries may be deemed to control the voting and disposition of the securities owned by the Heritage Funds, and accordingly may be deemed to have shared voting and investment power with respect to all shares held by the Heritage Funds. However, Mr. Reichert disclaims beneficial ownership of the securities held by the Heritage Funds.
(6) The shares shown as beneficially owned by Mr. Gilligan represent 100,284 shares owned of record by the Heritage Funds. Mr. Gilligan through one or more intermediaries may be deemed to control the voting and disposition of the securities owned by the Heritage Funds, and accordingly may be deemed to have shared voting and investment power with respect to all shares held by the Heritage Funds. However, Mr. Gilligan disclaims beneficial ownership of the securities held by the Heritage Funds.
(7) Includes 7,959 shares that are held by H. Scott Herrin, Arthur S. Keyser and Matthew H. Kamens, as Trustees under an Irrevocable Deed of Trust dated August 12, 1992 f/b/o H. Scott Herrin (the "1992 Trust"), and over which H. Scott Herrin directs investment and voting control and an option the 1992 Trust has to purchase 803 shares of Series A Common Stock held of record by Arthur S. Keyser and Matthew H. Kamens as Trustees under an Indenture of Trust of Melvin B. Herrin dated June 4, 1996 and an option the 1992 Trust has to purchase 1,018 shares of Series A Common Stock held of record by Melvin B. Herrin.
(*) Represents less than one percent (1%).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Investment Agreement and Related Transactions

 Investment Agreement

   In February 1998, KFI, each of Heritage Fund I Investment Corporation (an affiliate of Heritage, "Fund I Investment Corporation "), Matthew H. Kamens, as Trustee under Indenture of Trust dated 06/04/96 of Melvin B. Herrin ("Kamens") and Arthur S. Keyser, as Trustee under an Irrevocable Deed of Trust dated 08/12/92 f/b/o H. Scott Herrin ("Keyser", and, together with Fund I Investment Corporation and Kamens, each a security holder who owned more than 5% of the outstanding shares of IMPAC's Common Stock, the "Major Stockholders"), each of Zenas Block and David Horowitz (each a director of IMPAC and, collectively, the "Outside Directors"), each of Melvin B. Herrin,
H. Scott Herrin, Richard Block, James Oppenheimer, Richard Oppenheimer, David Underwood and Dean Henkel (each an executive officer of IMPAC and, collectively, the "Executive Officers") and other IMPAC shareholders entered into an Investment Agreement (the "Investment Agreement"), pursuant to which
(i) the existing stockholders of KFI (the "Klearfold Contributing Parties") agreed to contribute to KFI the entire outstanding capital stock of KFI and a warrant to purchase KFI capital stock and to invest approximately $4.6 million in cash, and (ii) certain stockholders and holders of stock appreciation rights of AGI (the "AGI Contributing Parties") agreed to contribute to KFI shares of common stock and to invest the proceeds of their stock appreciation rights, totaling an aggregate of $14.4 million. In exchange for these contributions and cash investments, KFI issued to each contributing or investing party shares of KFI's common stock.

   In addition, immediately prior to completion of the Combination, Melvin B. Herrin and H. Scott Herrin, and other shareholders of KFI surrendered to KFI shares of its outstanding capital stock in exchange for the cancellation of certain promissory notes representing approximately $35,000 in unpaid purchase price for such shares. Such employees and certain other employees of KFI received options to purchase shares of IMPAC's Common Stock.

   Pursuant to the Investment Agreement, each of the Executive Officers and other managers of IMPAC entered into Employment, Non-Competition and Stock Repurchase Agreements and each recipient of stock options as described above entered into an Agreement relating to Employment and Stock Ownership. See "Item 11. Executive Compensation--Employment, Non-Competition and Stock Repurchase Agreements".

   Pursuant to the Investment Agreement, each of the contributing or investing parties made representations and warranties to KFI as to their title to the shares being contributed and as to their authority to enter into the Investment Agreement and the related transactions, and KFI made customary representations and warranties to the contributing or investing parties. From and after the closing of the Combination, Heritage and Messrs. Herrin and their affiliates (the "KFI Indemnitors") have indemnified the AGI Contributing Parties for any breach by the Company of its representations, warranties and covenants in the Investment Agreement ("Holding Indemnified Claims").

   The aggregate amount payable by the KFI Indemnitors with respect to all claims for indemnification after the closing of the Combination will not exceed approximately $2.3 million, except with respect to claims arising from breaches of representations as to KFI's equity capitalization, authority to consummate the Combination, taxes and brokers, as to which indemnification is limited to the value to the KFI Indemnitors of their investment in KFI pursuant to the Investment Agreement, immediately after the Combination (the "Share Value").

   Each of the contributing or investing parties have indemnified KFI for breach of such party's representations and warranties in the Investment Agreement, up to such party's Share Value.

   Pursuant to the Investment Agreement KFI agreed to comply with a number of operating covenants that survived the completion of the Combination, including the maintenance of corporate existence and insurance, compliance with applicable laws and contracts and the provision of financial information and similar matters.

 AGI Dividend

   Prior to the consummation of the Combination the AGI stockholders received a dividend in the form of promissory notes aggregating approximately $22.5 million, which was approximately the amount of AGI's undistributed accumulated S corporation earnings. These notes were paid in full concurrently with the consummation of the Combination.

 Agreement and Plan of Merger

   In February 1998, KFI, its wholly-owned subsidiary AGI Acquisition Corp., AGI and Klearfold, and Richard Block, James Oppenheimer, Richard Oppenheimer, Donald W. Kosterka, James A. Ladwig, Dean Henkel, Gary Mankoff and David Underwood (the "Principal AGI Stockholders") and Melvin B. Herrin, H. Scott Herrin and the Major Stockholders entered into an Agreement and Plan of Merger under which AGI Acquisition Corp. agreed to merge with and into AGI, with AGI as the surviving corporation. In this merger, the shares of AGI not contributed to KFI under the Investment Agreement, together with certain outstanding stock appreciation rights of AGI and an outstanding option for the purchase of AGI's common stock, were converted into a right to receive cash in the aggregate amount of $30.5 million, net of fees. Of this amount, approximately $813,000 was placed in escrow to secure certain indemnification obligations described below.

   The payment of the foregoing cash consideration was funded from the proceeds of the Offering and the cash investments made pursuant to the Investment Agreement.

   In the Agreement and Plan of Merger, AGI and the Principal AGI Stockholders made customary representations and warranties to KFI, the existing stockholders of KFI, and AGI Acquisition Corp., and KFI, Klearfold and AGI Acquisition Corp. made customary representations and warranties to AGI. From and after the closing of the Combination, all of the existing stockholders of AGI (the "AGI Indemnitors") have indemnified the Company for any breach of certain representations, warranties and covenants in the Agreement and Plan of Merger. From and after the closing of the Combination, the KFI Indemnitors have indemnified the former AGI investors for any breaches of certain representations, warranties and covenants in the Agreement and Plan of Merger.

   The aggregate amount payable by the AGI Indemnitors with respect to all claims for indemnification after the closing of the Combination will not exceed $3.5 million, except with respect to claims arising from breaches of representations as to equity capitalization, authority to consummate the Combination, taxes and brokers, as to which indemnification will be limited to the combined after-tax value to the indemnifying party of its proceeds from the merger and related transactions. The aggregate amount payable by the KFI Indemnitors with respect to all claims for indemnification after the closing of the Combination will not exceed approximately $2.3 million, except with respect to claims arising from breaches of representations as to equity capitalization, authority to consummate the Combination, taxes and brokers, and certain other specified claims, as to which indemnification will be limited to the KFI Indemnitors' share value.

 Payments to Management Shareholders

   In connection with the Combination and certain related transactions, Richard Block, James Oppenheimer, Richard Oppenheimer and Dean Henkel received an aggregate of approximately $18.3 million in cash payments for the repurchase of equity and cancellation of stock appreciation rights, net of amounts reinvested in the Company, including approximately $16.9 million paid to Mr. Richard Block, the Chief Executive Officer of the Company.

Indebtedness of Management

   In connection with the Combination, IMPAC made advances to each of Messrs. Underwood and Henkel, and James Oppenheimer and Richard Oppenheimer (each an executive officer of IMPAC and collectively referred to as the "Indebted Officers") with respect to the tax effect incurred by each Indebted Officer in connection with receiving the proceeds of their stock appreciation rights and rolling such proceeds into shares of IMPAC capital stock. The largest amount of these advances that was outstanding during fiscal 1998 and as of March 15, 1999 for each of the Indebted Officers were:

     Dave Underwood................................................. $460,081.10
     Richard Oppenheimer............................................  359,888.28
     James Oppenheimer..............................................  336,941.10
     Dean Henkel....................................................  336,941.10

   In connection with such advances each Indebted Officer is required to pay cash interest at a fixed rate of 5.85% per annum.

Other Transactions

   The Company's manufacturing facility in Warrington, Pennsylvania is leased directly from Melvin B. Herrin for an annual rent of approximately $336,000, and the Louisa, Virginia facility is also leased directly from Mr. Herrin through an entity controlled by Mr. Herrin for an annual rent of approximately $273,000. The leases expired on December 31, 1995 and, pursuant to option clauses, were renewed effective January 1, 1996. The leases contain escalation clauses based on the producer price index increase and expire on December 31, 2005 with an option to renew for a further five year period. The Company believes the terms of these leases to be at fair market value.

   The Company's Melrose Park, Illinois facility is leased to the Company by a partnership which includes the founder of AGI and Richard Block for an annual rent of approximately $475,000. The term of the lease expires on September 30, 2002. AGI has options to extend the lease for several additional five year terms. The Company believes that the terms of these leases were at fair market value at the time entered into by the Company.

   For fiscal 1998, the Company paid approximately $110,377 to Freya Block Design, Inc. for consulting services. Freya Block Design, Inc. is a corporation wholly-owned by Freya Block, the wife of Richard Block.

Tinsley Acquisition and Related Transactions

 Tinsley Equity Funding

   In September 1998 and in connection with the Tinsley Acquisition, IMPAC, Fund I, Fund II, Messrs. Block and Underwood, and certain other persons entered into a Stock Purchase Agreement, pursuant to which Fund I, Fund II, Messrs. Block and Underwood and such other certain persons party thereto agreed to invest in IMPAC an aggregate amount of approximately $58,575,000 in cash. In exchange for such cash investment, IMPAC issued to each investing party shares of IMPAC's Common Stock.

 Heritage Holders Repurchase

   In January 1999, in connection with the Preferred Issuance and with part of the proceeds therefrom, IMPAC repurchased 30,087 shares of its Common Stock held by the Heritage Holders for an aggregate purchase price of $18,806,000.

 Amendments to Charter

   In January 1999, IMPAC amended and restated its Certificate of Incorporation to provide for two classes of common stock, the Series A Common Stock and the Series B Common Stock, and one class of preferred stock, the Preferred Stock. The holders of each share of Series A Common Stock and Series B Common Stock have one vote per share and the holders of the Series A Common Stock and the Series B Common Stock vote together as the holders of a single class. At the option of IMPAC, upon the closing of an underwritten public offering pursuant to an effective registration statement under the Securities Act (covering the offer and sale of shares of any series of Common Stock), all shares of Series B Common Stock then issued and outstanding will be converted into shares of Series A Common Stock. Except with respect to certain votes affecting their rights as holders of Preferred Stock, the holders of Preferred Stock have no voting rights. The Preferred Stock accrues dividends on a cumulative basis at 14.0% per annum for years 1-5, 15.0% per annum for year 6, and either 14.0% or 15.0% per annum for years 7-10 depending on whether the dividends are paid in cash or with additional Preferred Stock, respectively. During the first six years after issuance, dividends on the Preferred Stock are payable solely by issuing additional shares of Preferred Stock. The Preferred Stock accrues dividends at 24.0% per annum if certain events occur, including an event of non-compliance as defined and certain signficant changes in the ownership of IMPAC. On or after January 12, 2002, IMPAC, at its option, may redeem in whole or in part, all of the outstanding shares of Preferred Stock, provided, however, that a premium of up to 10.0% be paid. The Preferred Stock is not redeemable at the option of the holders of Preferred Stock. IMPAC is required to redeem all outstanding shares of Preferred Stock on December 31, 2008 at face value plus all accrued and unpaid dividends. The Preferred Stock contains covenants, among others, limiting additional indebtedness, restricted payments, guaranties, advances to affiliates, mergers, asset sales and dispositions. The Preferred Stock ranks senior to all classes of Common Stock with respect to dividend distributions and distributions upon the liquidation or dissolution of IMPAC.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)(1) Financial Statements. See "Index to Consolidated Financial
Statements".

   (a)(2) All schedules other than Schedule 27.1, the Financial Data Schedule, have been omitted because either they are not required, they are not applicable or they have been included in the Consolidated Financial Statements.

   (a)(3) Exhibits

   Exhibit
   Number                               Description
   -------                              -----------
     2.1   Agreement and Plan of Merger, dated February 19, 1998, between KFI
           Holding Corporation (which subsequently changed its name to "IMPAC
           Group, Inc." and is sometimes referred to below as "Holding" or the
           "Company"), AGI Acquisition Corporation, Heritage, Klearfold, AGI,
           certain stockholders of AGI, and certain stockholders of Holding.*

     2.2   Investment Agreement, dated February 19, 1998, between Holding,
           Heritage Fund I Investment Corporation ("Heritage"), certain stockholders of Holding, certain stockholders of AGI and certain other persons.*

     2.3 Stock Purchase Agreement, dated as of September 10, 1998, by and among the Company, Heritage Fund I, L.P., Heritage Fund II, L.P.,
           Richard Block and certain other persons.+

     2.4 Share Sale and Purchase Agreement, dated as of November 20, 1998, between J.L.B. Holding B.V. and James Upton Holding B.V. and Music
           Print B.V. and J.D.H. Lamme.

     3.3   Second Amended and Restated By-laws of the Company.

     3.5   Fourth Amended and Restated Certificate of Incorporation of the
           Company.

     4.1   Indenture, dated as of March 12, 1998, by and among the Company, AGI
           Incorporated ("AGI"), Klearfold, Inc. ("Klearfold"), KF--Delaware,
           Inc. ("KFD"), KF--International, Inc. ("International" and, collectively, with AGI, Klearfold, KFD and International, the "Guarantors") and State Street Bank and Trust Company, as Trustee.*

     4.2   Form of the Company's 10 1/8% Senior Notes due 2008.*

     4.3 Registration Rights Agreement, dated as of March 12, 1998, by and among the Company, the Guarantors, Goldman, Sachs & Co. ("Goldman") and Donaldson, Lufkin, and Jenrette Securities Corporation ("DLJ").*

     4.4   First Supplemental Indenture, dated as of July 21, 1998, between the
           Company and the Trustee.*

    10.1 Purchase Agreement, dated as of March 5, 1998, by and among the Company, Goldman and DLJ.*

    10.2 Escrow Agreement, dated March 12, 1998, between AGI, the Company, the Escrow Agent and the Escrowed Stockholder Representative.*

    10.4   Labor Agreement between Klearfold and United Paperworker's
           International Union Local 286, effective December 1, 1994, as extended by amendment through November 30, 2002.*

    10.5   Second Amendment to Lease dated September 30, 1994 between Norman
           Levin and Evelyn F. Levin and Klearfold (Warrington, Pennsylvania).*

    10.6   Amended and Restated Lease, dated as of June 7, 1996, between Dena
           Corp. and Klearfold (Louisa, Virginia).*

   Exhibit
   Number                               Description
   -------                              -----------
    10.7   Amended and Restated Lease, dated as of June 7, 1996, between Melvin
           B. Herrin and Klearfold (Warrington, Pennsylvania).*

    10.8   Lease dated May 29, 1985 by and between Chicago Title and Trust
           Company as Trustee under Trust Agreement dated February 1, 1977, and known as Trust No. 1069185 and AGI re 256,629 sq. ft. at 1950 N.
           Ruby Street.*

    10.9 Amendment to Lease dated as of October 1, 1987 by and between Chicago Title and Trust Company, as Trustee under a Trust Agreement dated February 1, 1977, and known as Trust No. 1069185 and AGI re
           256,629 sq. ft. at 1950 Ruby Street.*

    10.10 Second Amendment to Lease dated as of April 30, 1992, by and between Chicago Title and Trust Company as Trustee under a Trust Agreement dated February 1, 1977 and known as Trust No. 1069185 and AGI re
           256,629 sq. ft. at 1950 Ruby Street.*

    10.11  Third Amendment to Lease dated July 2, 1997 by and between Chicago
           Title and Trust Company as Trustee under Trust Agreement dated
           February 1, 1997 and known as Trust No. 1069185 and AGI re 256,629 sq. ft. at 1950 N. Ruby Street.*

    10.12 Employment, Non-Competition and Stock Repurchase Agreement, dated as of March 12, 1998, by and between the Company and David Underwood.*
           /**

    10.13 Employment, Non-Competition and Stock Repurchase Agreement, dated as of March 12, 1998, by and between the Company and James
           Oppenheimer.* /**

    10.14 Employment, Non-Competition and Stock Repurchase Agreement, dated as of March 12, 1998, by and between the Company and Richard
           Oppenheimer.* /**

    10.15 Employment, Non-Competition and Stock Repurchase Agreement, dated as of March 12, 1998, by and between the Company and Dean Henkel.* /**

    10.16 Employment, Non-Competition and Stock Repurchase Agreement, dated as of March 12, 1998, by and between the Company and H. Scott Herrin.*
           /**

    10.17 Employment, Non-Competition and Stock Repurchase Agreement, dated as of March 12, 1998, by and between the Company and Melvin Herrin.*
           /**

    10.18 Employment, Non-Competition and Stock Repurchase Agreement, dated as of March 12, 1998, by and between the Company and Richard Block.*
           /**
    10.21  Company Security Agreement, dated as of March 12, 1998 between the
           Company and Bank of America NT & SA ("BofA") .*

    10.22  Borrowers Security Agreement, dated as of March 12, 1998 between
           AGI, Klearfold and BofA.*

    10.23  Klearfold Subsidiaries Security Agreement, dated as of March 12,
           1998 between KFD and International (the "Klearfold Subsidiaries") and BofA.*

    10.24  Company Pledge Agreement, dated as of March 12, 1998 between the
           Company and BofA.*

    10.25  Borrowers Pledge Agreement, dated as of March 12, 1998 between AGI,
           Klearfold and BofA.*

    10.26 Klearfold Subsidiaries Pledge Agreement, dated as of March 12, 1998 between the Klearfold Subsidiaries and BofA.*

    10.27 Company Guaranty, dated as of March 12, 1998, between the Company and BofA.*

    10.28  Borrowers Guaranty, dated as of March 12, 1998 between AGI,
           Klearfold and BofA.*

    10.29 Klearfold Subsidiaries Guaranty, dated as of March 12, 1998 between the Klearfold Subsidiaries and BofA.*

    10.30  Company Patent Assignment dated as of March 12, 1998 between the
           Company and BofA.*

    10.31  AGI Patent Assignment, dated as of March 12, 1998 between AGI and
           BofA.*


   Exhibit
   Number                               Description
   -------                              -----------
    10.32  Klearfold Patent Assignment, dated as of March 12, 1998 between
           Klearfold and BofA.*

    10.33  International Patent Assignment, dated March 12, 1998, between
           International and BofA.*

    10.34  KFD Patent Assignment, dated March 12, 1998, between KFD and BofA.*

    10.35  Company Trademark Assignment, dated as of March 12, 1998 between the
           Company and BofA.*

    10.36  AGI Trademark Assignment, dated as of March 12, 1998 between AGI and
           BofA.*

    10.37  Klearfold Trademark Assignment, dated as of March 12, 1998 between
           Klearfold and BofA.*

    10.38  International Trademark Assignment, dated March 12, 1998, between
           International and BofA.*

    10.39  KFD Trademark Assignment, dated March 12, 1998, between KFD and
           BofA.*

    10.40  Company Copyright Assignment, dated as of March 12, 1998 between the
           Company and BofA.*

    10.41  AGI Copyright Assignment, dated as of March 12, 1998 between AGI and
           BofA.*

    10.42  Klearfold Copyright Assignment, dated as of March 12, 1998 between
           Klearfold and BofA.*

    10.43  International Copyright Assignment, dated March 12,, 1998, between
           International and BofA.*

    10.44  KFD Copyright Assignment, dated March 12, 1998, between KFD and
           BofA.*

    10.45 Promissory Note--L/C Loan Note, dated March 12, 1998, from Klearfold to BofA.*

    10.46  Promissory Note--L/C Loan Note, dated March 12, 1998, from AGI to
           BofA.*

    10.47  AGI Pledge and Security Agreement, dated March 12, 1998, between
           AGI, BofA, Bank One, Illinois, NA and William Blair & Co.*

    10.48  Subrogation Agreement, dated March 11, 1998, between Mellon Bank,
           N.A. ("Mellon"), BofA, the Company and Klearfold.*

    10.49 Letter of Credit and Reimbursement Agreement, dated August 1, 1997, between Klearfold and Mellon.*

    10.50 First Amendment to Reimbursement Agreement, dated March 11, 1998, between Mellon, and Klearfold.*

    10.51  AGI Letter of Credit, dated December 15, 1997.*

    10.52  Mellon Bank, N.A. Letter of Credit, dated as of August 21, 1997.*

    10.53  Back-Up Klearfold Letter of Credit, dated March 11, 1998.*

    10.54  Loan Agreement, dated January 1, 1995, between AGI and City of
           Jacksonville, Illinois.*

    10.55  Loan Agreement, dated August 1, 1997, between Bucks County and
           Klearfold.*

    10.56  Klearfold Profit Sharing/401(K) Plan.*/**

    10.57  Klearfold Flexible Benefits Plan for Salaried Employees.*/**

    10.58  Amended and Restated Multicurrency Credit Facility, dated March 12,
           1998 and as amended and restated July 7, 1998 (the "Credit
           Facility"), among BofA, the Company, AGI and Klearfold.*

    10.59  Commitment Letter, dated July 7, 1998, from Heritage Fund I, L.P.
           and Heritage Fund II, L.P.*

    10.61  Second Amended and Restated Stockholder Agreement, dated as of
           January 11, 1998, between the Company, its stockholders.

    10.62  Securities Purchase Agreement, dated January 11, 1999, between the
           Company, BT Capital Investors, L.P. ("BT") and Phoenix Home Life
           Mutual Insurance Company ("Phoenix").

    10.63 Warrant, dated January 11, 1999, issued to BT for the purchase of the Company's common stock.


   Exhibit
   Number                               Description
   -------                              -----------
    10.64  Warrant, dated January 11, 1999, issued to Phoenix for the purchase of the Company's common stock.

    10.65  First Amendment to the Credit Facility, dated as of September 11,
           1998, among BofA, the Company, AGI and Klearfold.

    10.66  Second Amendment to the Credit Facility, dated as of November 13,
           1998, among BofA, the Company, AGI and Klearfold.

    10.67  Third Amendment to the Credit Facility, dated as of November 16,
           1998, among BofA, the Company, AGI and Klearfold.

    10.68  Fourth Amendment to the Credit Facility, dated as of December 10,
           1998, among BofA, the Company, AGI and Klearfold.

    10.69  Fifth Amendment to the Credit Facility, dated as of January 11,
           1999, among BofA, the Company, AGI and Klearfold.

    10.70  Lease dated March 11, 1996 between Friends Provident Life Assurance
           Limited and Printing Resource Limited and Tinsley Robor plc.
           ("Tinsley")(Dublin, Ireland).

    10.71  Supplement to Lease Agreement dated as of August 14, 1996, among
           Walter Reischl, W.R. Druck Medien Ges.m.b.H & Co. KG, Reischl-Druck
           Ges.m.b.H. (formerly James Upton GmbH), and Tinsley (Salzburg,
           Austria).

    10.72  Lease dated January 1, 1996 between Stichting Adminstratiekantoor
           Kinderen van den Nieuwenhuizen en Daandels and Tinsley (Uden, The
           Netherlands).

    10.73 Lease dated January 31, 1985, among Pension Funds Securities Limited and Minipack Systems Limited and Tinsley (Southhampton, England).

    10.74 Lease dated March 19, 1984 among Pension Funds Securities Limited and Minipack Systems Limited and Tinsley (Southhampton, England).

    10.75  Lease dated June 16, 1993 among Orlinworth Plc, Messrs. T Walker-
           Arnott & I Rackley, Conduit Communications Limited, and Verulam
           Investments Limited (London, England).

    10.76  Lease dated June 16, 1995 between M. Webber and R.M. Harris and
           Tinsley (London, England).

    10.77  Lease dated June 16, 1995, between M. Webber and R.M. Harris and
           Tinsley (London, England).

    10.78 Lease dated August 13, 1998 between Courtaulds CIF Nominees Limited and Tinsley (Littlehampton, England).

    10.79  Lease dated May 4, 1995 between Sun Alliance and London Assurance
           Company Limited and Tinsley (Swindon, England).

    10.80  Lease dated May 4, 1995 between Sun Alliance and London Assurance
           Company Limited and Tinsley (Swindon, England).

    10.81  Lease dated June 12, 1996 between Sun Alliance and London Assurance
           Company Limited and Tinsley (Swindon, England).

    10.82 Supplemental Lease and License for Alterations dated June 12, 1995 between Sun Alliance and London Assurance Company Limited and
           Tinsley (Swindon, England).

    10.83  First Amendment to Employment, Non-Competition and Stock Repurchase
           Agreement , dated as of January 8, 1999, by and between the Company and David C. Underwood.**

    10.84  First Amendment to Employment, Non-Competition and Stock Repurchase
           Agreement, dated as of January 8, 1999, by and between the Company and Dean Henkel.**

    10.85 Letter Agreement, dated as of January 7, 1999, between the Company and certain employees.**


   Exhibit
   Number                               Description
   -------                              -----------
   10.86   First Amendment to Employment, Non-Competition and Stock Repurchase
           Agreement, dated as of January 8, 1999, by and between the Company and Richard Oppenheimer.**

   10.87   Service Agreement, dated as of June 20, 1996, between Tinsley and
           Lee Newbon with Individual Pension Arrangement dated June 29,
           1998.**
   10.89   Support Agreement, dated as of December 15, 1998, between the
           Company, AGI, Klearfold, IMPAC Europe Limited, Levelprompt Limited and the companies party thereto.

   10.90 Amended and Restated Revolving Loan, dated as of July 7, 1998, between the Company and BofA.

   10.91   Amended and Restated Loan, dated as of July 7, 1998, between AGI and
           BofA.

   10.92   Amended and Restated L/C Loan, dated as of July 7, 1998, between
           Klearfold BofA.

   10.93   Promissory Note--Term Loan A, dated as of July 7, 1998, between the
           Company and BofA.

   10.94   Promissory Note--Term Loan B, dated as of July 7, 1998, between the
           Company and BofA.

   10.95   Swing Line Note, dated as of July 7, 1998, between the Company and
           BofA.

   10.96 Global Amendment No. 1 to Collateral documents, dated as of July 6, among the Company, AGI, Klearfold, KFD, International and BofA.

   10.97   Global Amendment No. 1 to Security documents, dated as of September
           11, 1998, among the Company, AGI, Klearfold, KFD, International and
           BofA.

   10.98   Global Amendment No. 1 to Guaranties, dated as of September 11,
           1998, among the Company, AGI, Klearfold, KFD and BofA.

   10.99   Amendment No. 1 to AGI Pledge and Security Agreement, dated as of
           September 11, 1998, among AGI, BofA, Bank One Trust Company NA and
           William Blair and Company.

   10.100  Letter Agreement, dated as of January 11, 1999, between Heritage
           Fund II Investment Corporation and the Company.
   10.101 Loan Note Instrument dated September 10, 1998 by IMPAC Europe public limited company and BofA.
   10.102 Subscription Agreement dated July 7, 1998 between IMPAC Europe plc, the Company, Levelprompt Limited and BT Wolfensohn.
   16.1    Letter of Arthur Andersen LLP re: Change in Certifying Accountant.*

   16.2    Letter of KPMG Peat Marwick LLP re: Change in Certifying
           Accountant.*

   21.1    List of Subsidiaries.

   24.1    Power of Attorney (included in signature pages to Form 10-K).

   27.1    Financial Data Schedule.

--------
 * Incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement No. 333-48821, on Form S-4, filed by the Registrant with respect to $100,000,000 aggregate principal amount of the Company's 10 1/8% Senior Subordinated Notes due 2008.
 + Incorporated by reference to the same numbered exhibit to the Registrant's
   Form 10-Q filed by the Registrant for the quarterly period ending September 30, 1998.
** This item is a management contract or compensatory plan.

(b) Reports on Form 8-K.

   A report on Form 8-K was filed on October 27, 1998, announcing the consummation of the Tinsley Acquisition on September 11, 1998.

   A report on Form 8K/A was filed on December 14, 1998 supplementing the Form 8-K filed by the Company on October 27, 1998 by filing as an exhibit thereto the information included under the headings "Unaudited Pro Forma Combined Financial Data" and "Consolidated Financial Statements" in the Prospectus included in the Company's Registration Statement on Form S-4 (file no. 333-48821) filed under the Securities Act of 1933 (incorporated by reference).

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Report of Independent Accountants........................................  F-2

Independent Auditors' Report.............................................  F-3

Consolidated Balance Sheets as of December 31, 1997 and 1998.............  F-4

Consolidated Statements of Income for the Years Ended December 31, 1996,
 1997 and 1998...........................................................  F-5

Consolidated Statements of Shareholders' Equity (Deficit) for the Years
 Ended December 31, 1996, 1997 and 1998..................................  F-6

Consolidated Statements of Cash Flows for the Years Ended December 31,
 1996, 1997 and 1998.....................................................  F-7

Notes to Consolidated Financial Statements...............................  F-9

Schedule II, Summary of Valuation and Qualifying Accounts................ F-28

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of IMPAC Group, Inc.:

   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of IMPAC Group, Inc. and its subsidiaries (the "Company") at December 31, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express and opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The financial statements of the Company as of December 31, 1997, and for each of the two years in the period then ended were audited by other independent accountants whose report dated February 6, 1998, expressed an unqualified opinion on those statements.

                                          PricewaterhouseCoopers LLP

Chicago, Illinois
March 29, 1999

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
IMPAC Group, Inc.:

   We have audited the consolidated balance sheet of IMPAC Group, Inc. and subsidiaries (formerly KFI Holding Corporation and subsidiaries) as of December 31, 1997, and the related consolidated statements of income, shareholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index for each of the years in the two-year period ended December 31, 1997. These consolidated financial statements and financial statement schedule are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IMPAC Group, Inc. and subsidiaries (formerly KFI Holding Corporation and subsidiaries) as of December 31, 1997, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule for each of the two years in the two-year period ended December 31, 1997, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Philadelphia, Pennsylvania
February 6, 1998

                       IMPAC GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1997 and 1998
                                 (In thousands)

                                                               1997      1998
                                                             --------  --------
ASSETS
Current assets:
  Cash...................................................... $    194  $  4,239
  Trade accounts receivable, net of allowances of $1,517 in
   1998 and $560 in 1997....................................    5,986    44,361
  Other receivables.........................................      439     4,278
  Inventories...............................................    6,957    23,982
  Deferred income taxes.....................................      661     3,160
  Prepaids and other current assets.........................      666     1,650
                                                             --------  --------
    Total current assets....................................   14,903    81,670
                                                             --------  --------
Long-term assets:
  Property, plant and equipment, net........................   11,100   107,669
  Goodwill, net.............................................        0   163,623
  Deferred financing costs, net.............................    1,024    10,449
  Restricted cash...........................................      625       426
  Other assets..............................................      641     2,498
                                                             --------  --------
    Total assets............................................ $ 28,293  $366,335
                                                             ========  ========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Bank overdraft............................................ $      0  $  4,804
  Current maturities of long-term debt......................        0     5,487
  Trade payables............................................    5,098    20,289
  Accrued expenses..........................................    1,925    23,800
                                                             --------  --------
    Total current liabilities...............................    7,023    54,380
                                                             --------  --------
Long-term debt..............................................   33,850   235,072
Deferred income taxes.......................................    1,307    10,477
Other noncurrent liabilities................................        0       823
                                                             --------  --------
    Total liabilities.......................................   42,180   300,752
                                                             --------  --------
Shareholders' equity (deficit):
  Common stock, voting, $.001 par value; authorized 135,813
   shares, 90,500 Shares issued and outstanding at December
   31, 1997.................................................        0       --
  Common stock, nonvoting, $.001 par value; 9,500 shares
   authorized, issued and outstanding at December 31, 1997..        0       --
  Common stock, series A, $.001 par value; 1,000,000 shares
   authorized, 191,746 shares issued and outstanding at
   December 31, 1998........................................      --          0
  Common stock, series B, $.001 par value; 50,000 shares
   authorized, 4,500 shares issued and outstanding at
   December 31, 1998........................................      --          0
  Preferred stock, nonvoting, $.001 par value; 100,000
   shares authorized, issued and outstanding at December 31,
   1997.....................................................        0       --
Paid in capital.............................................   20,000    98,625
Notes receivable............................................      (35)        0
Carryover basis adjustment..................................  (37,143)  (37,143)
Accumulated other comprehensive income......................      --       (681)
Retained earnings...........................................    3,291     4,782
                                                             --------  --------
    Total shareholders' equity (deficit)....................  (13,887)   65,583
                                                             --------  --------
      Total liabilities & shareholders' equity (deficit).... $ 28,293  $366,335
                                                             ========  ========

  The accompanying notes are an integral part of these consolidated financial statements

                       IMPAC GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                  Years ended Decmber 31, 1996, 1997 and 1998
                                 (In thousands)

                                                     1996     1997      1998
                                                    -------  -------  --------
Net sales.........................................  $54,218  $52,493  $184,298
Cost of goods sold................................   40,094   39,322   134,643
                                                    -------  -------  --------
Gross profit......................................   14,124   13,171    49,655
Selling, general and administrative expenses......    7,594    7,589    31,762
PTP royalty and commission (income)...............     (731)     (33)      --
                                                    -------  -------  --------
Operating income..................................    7,261    5,615    17,893
Other income (expense):
  Interest income.................................      --       --      1,093
  Interest expense................................   (2,324)  (3,469)  (14,607)
  Other expense...................................      --       --       (192)
  Loss on sale of fixed assets....................      --       --       (265)
                                                    -------  -------  --------
Income from continuing operations before income
 taxes............................................    4,937    2,146     3,922
Income taxes......................................   (2,003)    (754)   (1,879)
                                                    -------  -------  --------
Income from continuing operations.................    2,934    1,392     2,043
Discontinued operations--Gain on disposal of PTP
 Industries, Inc., net of tax benefit of $140.....       35      --        --
Extraordinary charge for early retirement of debt,
 net of tax benefit of $368.......................      --       --       (552)
                                                    -------  -------  --------
Net income........................................  $ 2,969  $ 1,392  $  1,491
                                                    =======  =======  ========



  The accompanying notes are an integral part of these consolidated financial statements

                       IMPAC GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                  Years ended December 31, 1996, 1997 and 1998
                     (in thousands except number of shares)

                                Common Stock      Preferred Stock                                   Accumulated
                    Compre-  -------------------  -----------------                     Carryover      Other
                    hensive   Number of           Number of         Paid-in    Notes      Basis    Comprehensive Retained
                    Income     Shares     Amount   Shares    Amount Capital  Receivable Adjustment    Income     Earnings
                    -------  -----------  ------  ---------  ------ -------  ---------- ---------- ------------- --------
Balance at
 January 1, 1996..            13,500,000  $ 135         --    $--   $ 3,983     $--      $    --       $ --      $ 7,393
Net income from
 January 1, 1996
 to June 7,
 1996...........                     --     --          --     --       --       --           --         --        1,070
Redemption of
 common stock...             (13,500,000)  (135)        --     --    (3,983)     --       (37,143)       --       (8,463)
Sale of common
 stock..........                 100,000    --          --     --     1,000      --           --         --          --
Issuance of
 notes
 Receivable.....                     --     --          --     --       --       (35)         --         --          --
Sale of
 preferred
 stock..........                     --     --      100,000    --    19,000      --           --         --          --
Net income from
 June 8, 1996 to
 December 31,
 1996...........                     --     --          --     --       --       --           --         --        1,899
                             -----------  -----   ---------   ----  -------     ----     --------      -----     -------
Balance at
 December 31,
 1996...........                 100,000    --      100,000    --    20,000      (35)     (37,143)       --        1,899
Net income......                     --     --          --     --       --       --           --         --        1,392
                             -----------  -----   ---------   ----  -------     ----     --------      -----     -------
Balance at
 December 31,
 1997...........                 100,000    --      100,000    --    20,000      (35)     (37,143)       --        3,291
Recapitalization
 in connection
 with the
 acquisition of
 AGI............                     --     --     (100,000)   --    18,965       35          --         --          --
Sale of common
 stock..........                  96,246    --          --     --    58,575      --           --         --          --
Stock options
 granted........                     --     --          --     --     1,085      --           --         --          --
Cumulative
 translation
 adjustment.....    $ (681)          --     --          --     --       --       --           --        (681)        --
Net income......     1,491           --     --          --     --       --       --           --         --        1,491
                    ------
Comprehensive
 income.........    $  810           --     --          --     --       --       --           --         --          --
                    ======   -----------  -----   ---------   ----  -------     ----     --------      -----     -------
Balance at
 December 31,
 1998...........                 196,246  $ --          --    $--   $98,625     $--      $(37,143)     $(681)    $ 4,782
                             ===========  =====   =========   ====  =======     ====     ========      =====     =======
                     Total
                    ---------
Balance at
 January 1, 1996..  $ 11,511
Net income from
 January 1, 1996
 to June 7,
 1996...........       1,070
Redemption of
 common stock...     (49,724)
Sale of common
 stock..........       1,000
Issuance of
 notes
 Receivable.....         (35)
Sale of
 preferred
 stock..........      19,000
Net income from
 June 8, 1996 to
 December 31,
 1996...........       1,899
                    ---------
Balance at
 December 31,
 1996...........     (15,279)
Net income......       1,392
                    ---------
Balance at
 December 31,
 1997...........     (13,887)
Recapitalization
 in connection
 with the
 acquisition of
 AGI............      19,000
Sale of common
 stock..........      58,575
Stock options
 granted........       1,085
Cumulative
 translation
 adjustment.....        (681)
Net income......       1,491
Comprehensive
 income.........         --
                    ---------
Balance at
 December 31,
 1998...........    $ 65,583
                    =========



  The accompanying notes are an integral part of these consolidated financial statements.

                       IMPAC GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1996, 1997 and 1998
                                 (In thousands)

                                                    1996     1997      1998
                                                  --------  -------  ---------
Cash flows from operating activities:
 Net income...................................... $  2,969  $ 1,392  $   1,491
 Adjustments to reconcile net income to net cash
  provided by operating activities--
   Extraordinary charge for early retirement of
    debt.........................................      --       --         552
   Depreciation and amortization.................    1,969    1,814      9,772
   Amortization of goodwill......................      --       --       1,692
   Loss on sale of fixed assets..................      --       --         265
   Deferred income taxes.........................      253     (595)       992
   Net cash used in discontinued operations......     (250)     --         --
   Changes in assets and liabilities--
    Trade accounts receivable, net...............     (423)   2,199     (6,930)
    Inventories..................................    1,014       76     (1,943)
    Trade payables and bank overdraft............   (2,079)   1,049      6,644
    Other assets and liabilities.................      754      278        662
                                                  --------  -------  ---------
        Net cash provided by operating
         activities..............................    4,207    6,213     13,197
                                                  --------  -------  ---------
Cash flows from investing activities:
 Capital expenditures............................   (1,271)  (4,144)   (16,016)
 Proceeds from sale of investment in PTP
  Industries, Inc................................    1,860      --         --
 Acquisition of AGI Incorporated, net of cash
  acquired.......................................      --       --     (64,163)
 Acquisition of Tinsley Robor plc, net of cash
  acquired.......................................      --       --    (159,870)
 Acquisition of Music Print B.V., net of cash
  acquired.......................................      --       --      (6,917)
                                                  --------  -------  ---------
        Net cash provided by (used for) investing
         activities..............................      589   (4,144)  (246,966)
                                                  --------  -------  ---------
Cash flows from financing activities:
 Net change in borrowings under revolving credit
  line...........................................      833   (3,996)    11,200
 Repayment of long-term debt.....................   (8,942)  (1,100)   (30,103)
 Proceeds from issuance of long-term debt........   34,200      --     101,033
 Proceeds from senior subordinated notes.........      --       --     100,000
 Proceeds from issuance of bonds.................      --     4,000        --
 Change in capital leases........................      --       --         908
 (Increase) decrease in restricted cash..........      --      (625)       199
 Proceeds from issuance of common stock..........    1,000      --      63,175
 Proceeds from issuance of preferred stock.......   19,000      --         --
 Payments to acquire stock of previous
  shareholders...................................  (49,724)     --         --
 Change in deferred financing costs..............   (1,171)    (160)   (10,881)
                                                  --------  -------  ---------
        Net cash provided by (used for) financing
         activities..............................   (4,804)  (1,881)   235,531
                                                  --------  -------  ---------
Effect of exchange rate differences on cash......      --       --       2,283
                                                  --------  -------  ---------
(Decrease) increase in cash......................       (8)     188      4,045
Cash, beginning of period........................       14        6        194
                                                  --------  -------  ---------
Cash, end of period.............................. $      6  $   194  $   4,239
                                                  ========  =======  =========

    The accompanying notes are an integral part of these consolidated financial statements.

                       IMPAC GROUP, INC. AND SUBSIDIARIES

                  Years ended December 31, 1996, 1997 and 1998
                                 (In thousands)

                                                          1996   1997    1998
                                                         ------ ------ --------
Supplemental Cash Flow Information:
 Interest paid.......................................... $2,147 $3,474 $  9,316
 Income taxes paid......................................  1,630  1,479    2,953
 Acquisition of AGI Incorporated--
   Fair market value of assets acquired, including
    goodwill of $40.5 million...........................               $103,529
   Fair market value of liabilities assumed.............                 24,945
   Common stock issued..................................                 14,400
                                                                       --------
   Cash paid............................................                 64,184
   Cash acquired........................................                     21
                                                                       --------
 Acquisition of AGI Incorporated, net of cash acquired..               $ 64,163
                                                                       ========
 Acquisition of Tinsley Robor plc--
   Fair market value of assets acquired, including
    goodwill of $122.7 million..........................               $199,747
   Fair market value of liabilities assumed.............                 37,841
   Stock options granted................................                  1,085
                                                                       --------
   Cash paid............................................                160,821
   Cash acquired........................................                    951
                                                                       --------
 Acquisition of Tinsley Robor plc, net of cash
  acquired..............................................               $159,870
                                                                       ========



  The accompanying notes are an integral part of these consolidated financial statements

                      IMPAC GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Business Description

   The Company is an international designer, manufacturer and marketer of high-end, value-added specialty packaging for various consumer products markets including entertainment, cosmetics and personal care. Through its creative design work, specialized manufacturing techniques and diverse printing capabilities, the Company offers innovative specialty packaging solutions for customers that seek to differentiate their products in the consumer marketplace.

   On March 12, 1998, KFI Holding Corporation ("KFI"), the parent company of Klearfold, Inc. ("Klearfold"), completed its acquisition of AGI Incorporated ("AGI") (see Note 3) and the issuance of $100 million of 10 1/8% Senior Subordinated Notes ("Senior Subordinated Notes") (See Note 11). Upon consummation of this acquisition, KFI changed its name to "IMPAC Group, Inc." In September 1998, IMPAC Group, Inc. acquired substantially all of the issued and outstanding shares of capital stock of Tinsley Robor plc, subsequently renamed Tinsley Robor Limited ("Tinsley") (see Note 3).

   The accompanying consolidated financial statements include the financial statements of IMPAC Group, Inc. ("IMPAC") and all of its domestic and foreign wholly-owned subsidiaries (together, the "Company"). All intercompany transactions have been eliminated in consolidation.

   Certain amounts appearing in prior years financial statements have been reclassified to conform with the current period presentation and changes in the Company's debt arrangements described below.

Note 2--Significant Accounting Policies

 Revenue recognition

   Revenues are recognized upon shipment to a customer pursuant to specific purchase orders and are recorded net of allowances and rebates.

 Inventories

   Inventories are stated at the lower of cost or market and include the appropriate elements of material, labor and manufacturing overhead costs. Cost is determined using the first-in, first-out ("FIFO") method for all components of inventory other than the paper component of inventory for AGI Incorporated ("AGI") which is determined using the last-in, first-out ("LIFO") method.

 Property, plant and equipment

   Property, plant and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Leasehold improvements and capital leased assets are amortized over the shorter of the lease term or estimated useful life of the related asset. Equipment under construction is not depreciated until placed in full-time use. When properties are retired or disposed, the costs and related depreciation reserves are eliminated and the resulting gain or loss is recognized in income. The useful lives of property, plant and equipment are summarized as follows:

     Buildings and leasehold improvements............................ 3-50 years
     Machinery and equipment......................................... 3-10 years
     Furniture and fixtures.......................................... 5-10 years

   Depreciation expense included in the statements of income was $1,678, $1,614 and $8,780 for the years ended December 31, 1996, 1997 and 1998, respectively.

                      IMPAC GROUP, INC. AND SUBSIDIARIES

 Goodwill

   Goodwill consists of the excess of purchase price over the fair market value of the net assets acquired and is being amortized over 40 years. Amortization of goodwill during the year ended December 31, 1998 and accumulated amortization at December 31, 1998 were $1.7 million. The Company continually evaluates whether events and circumstances have occurred that indicate the asset may not be recoverable. When factors indicate that the asset should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining lives of the asset in measuring whether or not an impairment has occurred.

 Deferred financing costs

   The Company incurred various financing costs associated with the issuance of long-term debt. These costs are being amortized over the term of the debt agreements.

 Concentration of credit risk

   Sales to two customers accounted for approximately 27% and 23% of the Company's net sales for the years ended December 31, 1996 and 1997. Sales to two customers accounted for approximately 21.5% of the Company's net sales for the year ended December 31, 1998.

 Income Taxes

   Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 Fair value of financial instruments

   Management believes that the fair value of all financial instruments approximates their carrying value.

 Use of estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from these estimates.

 Foreign currency transactions

   The financial statements of the Company's foreign subsidiaries were prepared in their respective local currency and translated into U.S. dollars based on the currency exchange rate at the end of the period for the balance sheet and a weighted-average rate for the period on the statement of income. Translation adjustments are reflected as accumulated other comprehensive income in shareholders' equity (deficit) and accordingly have no effect on net income.

                      IMPAC GROUP, INC. AND SUBSIDIARIES

Note 3--Acquisitions

 Acquisition of AGI Incorporated--

   On March 12, 1998, the Company acquired all of the common stock of AGI for $69.0 million including $54.6 million of cash and $14.4 million of newly issued common stock, plus acquisition costs. Concurrently, the Company funded the retirement of $8.3 million of indebtedness outstanding under AGI's credit facility immediately prior to the transaction. The acquisition was funded by the proceeds from the issuance of $100.0 million of Senior Subordinated Notes and $4.6 million of new common stock.

   This acquisition was accounted for as a purchase and, accordingly, the operating results of AGI have been included in the Company's consolidated financial statements from the date of acquisition. A summary of the Company's purchase price allocation follows:

   Receivables......................................................... $11,555
   Inventories.........................................................   6,998
   Deferred incomes taxes..............................................   2,221
   Property, plant and equipment.......................................  40,550
   Other assets........................................................   1,703
   Trade payables and accrued expenses................................. (11,800)
   Long-term debt......................................................  (7,640)
   Deferred income taxes...............................................  (5,505)
                                                                        -------
     Net assets acquired............................................... $38,082
                                                                        =======

 Acquisition of Tinsley Robor plc--

   On September 11, 1998, the Company acquired the common stock of Tinsley for $137.7 million plus acquisition costs. Concurrently, the Company funded the retirement of $18.5 million of indebtedness outstanding under Tinsley's credit agreements immediately prior to the transaction. The acquisition was funded through additional borrowings of $93.7 million under the Company's Amended and Restated Multicurrency Credit Facility described in Note 11 below, $58.6 million in proceeds from the sale of common stock to the Company's existing stockholders or their affiliates and the issuance, in aggregate, of $8.5 million of five year promissory notes to former Tinsley shareholders. Tinsley is a supplier of printed packaging for the music and multimedia market and has an established presence in the U.K. and Europe.

   This acquisition was accounted for as a purchase and, accordingly, the operating results of Tinsley have been included in the Company's consolidated financial statements from the date of acquisition. A summary of the Company's preliminary purchase price allocation follows:

   Receivables........................................................ $ 19,646
   Inventory..........................................................    7,944
   Property, plant and equipment......................................   46,139
   Other assets.......................................................    2,392
   Trade payables and accrued expenses................................  (20,267)
   Long-term debt.....................................................  (15,179)
   Deferred income taxes..............................................   (2,395)
                                                                       --------
     Net assets acquired.............................................. $ 38,280
                                                                       ========

                      IMPAC GROUP, INC. AND SUBSIDIARIES

 Acquisition of Music Print B.V.--

   On November 24, 1998, the Company purchased the outstanding capital stock of Music Print B.V. ("Music Print"), a Netherlands limited liability company, for approximately $5.3 million plus acquisition costs. Concurrently, the Company retired approximately $0.2 million of historical indebtedness of Music Print and purchased the facility in which Music Print operates for $1.3 million. The acquisition was funded through additional revolver borrowings under the Company's Amended and Restated Multicurrency Credit Facility. Music Print supplies printed packaging in the Netherlands for the music and multimedia markets.

 Unaudited Pro Forma for Acquisitions--

   The following unaudited pro forma information presents certain operating data calculated to reflect the acquisitions of AGI and Tinsley and the additional borrowings incurred to fund those acquisitions as if they occurred as of January 1, 1997.

                                                                1997     1998
                                                              -------- --------
   Net sales................................................. $281,170 $271,049
   Net income (loss)......................................... $  2,080 $ (2,731)

   This pro forma data does not purport to represent what actual operating results would have been had the acquisitions been consummated on the dates indicated or what such results will be for any future period.

Note 4--Leveraged Recapitalization

   On June 7, 1996, a merger between Klearfold and KFI/Heritage Acquisition Corporation ("Acquisition"), a wholly-owned subsidiary of KFI, was consummated. KFI and Acquisition were formed for the purpose of acquiring all the capital stock of Klearfold by certain affiliates of Heritage Partners Management Company ("Heritage") together with certain existing Klearfold shareholders and key members of Klearfold management ("Management Investors") in a leveraged recapitalization transaction.

   The Management Investors maintained the majority voting interest in the Company and no change in control as described in Emerging Issue Task Force Issue 88-16 occurred as a result of the merger. Therefore, the merger has been accounted for as a leveraged recapitalization with the accounting basis of Klearfold's assets and liabilities being carried over after the merger. The difference between the accounting basis of Klearfold's assets and liabilities and their fair values was $34,831, which was recorded in shareholders' equity (deficit) as a carryover basis adjustment. An additional $2,312 was recorded as carryover basis adjustment related to merger costs incurred to effect the recapitalization. The funds required to effect the recapitalization were provided by the issuance of $20,000 of common and preferred stock with the balance of the funding provided by bank borrowings. The funds were used to acquire $47,319 of the outstanding stock of Klearfold's previous shareholders, to repay $7,763 of existing bank loans, and to pay $3,470 in merger and financing costs.

Note 5--Discontinued Operations

   On April 19, 1996, the Company sold its 51% interest in its thermoform packaging operations--PTP Industries, Inc. (PTP). Accordingly, PTP is accounted for as discontinued operations in the accompanying consolidated financial statements. Proceeds from the sale of PTP were $1,860 and a gain of $35 (net of taxes of $140) was recognized in 1996.

                      IMPAC GROUP, INC. AND SUBSIDIARIES

Note 6--Inventories

   Inventories consist of the following:

                                                               1997      1998
                                                              -------  --------
   Raw materials............................................. $ 3,658  $  9,597
   Work in process and finished goods........................   3,299    14,385
                                                              -------  --------
                                                              $ 6,957  $ 23,982
                                                              =======  ========

   Inventories accounted for under the LIFO method at December 31, 1998 were $3,783. Under the FIFO method of accounting, such inventories would have been $379 lower than those reported at December 31, 1998. During 1998, LIFO inventory prices decreased, the effect of which increased net income by $379.

Note 7--Property, Plant and Equipment

   Property, plant and equipment, net at December 31, 1997 and 1998 consisted of the following:

                                                               1997      1998
                                                              -------  --------
   Land...................................................... $   --   $  1,801
   Building and leasehold improvements.......................   1,916    27,753
   Machinery and equipment...................................  24,244   160,360
   Furniture and fixtures....................................   2,034     3,690
   Construction in progress..................................     176     3,235
                                                              -------  --------
                                                               28,370   196,839
   Less--Accumulated depreciation............................ (17,270)  (89,170)
                                                              -------  --------
   Net property, plant and equipment......................... $11,100  $107,669
                                                              =======  ========

   Property, plant and equipment at December 31, 1998 included capital leases of $7.5 million, net of accumulated amortization of $2.0 million.

Note 8--Accrued Expenses

   Accrued expenses at December 31, 1997 and 1998 consisted of the following:

                                                               1997      1998
                                                              -------  --------
   Employee compensation and withholdings.................... $   951  $  7,488
   Rebates payable...........................................     --      5,179
   Accrued interest..........................................     233     3,478
   Other.....................................................     741     7,655
                                                              -------  --------
                                                              $ 1,925  $ 23,800
                                                              =======  ========

Note 9--Income Taxes

   The sources of income from continuing operations before income taxes for 1998 are $425 from U.S. operations and $3,497 from foreign operations. The components of the provision for income taxes on income from continuing operations for the years ended December 31, 1996, 1997 and 1998 consisted of the following:

                                                           1996   1997    1998
                                                          ------ ------  ------
   Current-
     U.S. federal........................................ $1,616 $1,292  $  580
     U.S. state and local................................    134     57     373
     Foreign.............................................    --     --      (66)
                                                          ------ ------  ------
                                                           1,750  1,349     887
   Deferred..............................................    253   (595)    992
                                                          ------ ------  ------
   Provision for income taxes............................ $2,003 $  754  $1,879
                                                          ====== ======  ======

                      IMPAC GROUP, INC. AND SUBSIDIARIES

   The provision for income taxes on income from continuing operations in each period differs from that which would be computed by applying the statutory U.S. federal income tax rate to income from continuing operations before income taxes as a result of the following:

                                                               1996  1997  1998
                                                               ----  ----  ----
   Tax provision at statutory rate............................ 34.0% 34.0% 34.0%
   State income taxes, net of federal benefit.................  2.3   --    0.9
   Goodwill...................................................  --    --   15.7
   Tax effect resulting from foreign activities...............  --    --   (4.8)
   Other, net.................................................  4.3   1.1   2.1
                                                               ----  ----  ----
   Effective tax rate......................................... 40.6% 35.1% 47.9%
                                                               ====  ====  ====

   The tax effects of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax liability were as follows at December 31, 1997 and 1998:

                                                              1997      1998
                                                             -------  --------
   Gross deferred tax assets:
     Accounts receivable.................................... $   212  $    376
     Inventories............................................     362       693
     Accruals not deductible until paid.....................     --      2,108
     Other..................................................      87       158
                                                             -------  --------
   Total gross deferred tax assets..........................     661     3,335
                                                             -------  --------
   Gross deferred tax liabilities:
     Property, plant and equipment..........................  (1,245)  (10,480)
     Other..................................................     (62)     (172)
                                                             -------  --------
   Total gross deferred tax liabilities.....................  (1,307)  (10,652)
                                                             -------  --------
   Net deferred tax liability............................... $  (646) $ (7,317)
                                                             =======  ========

   The Company has not provided a valuation allowance for deferred tax assets because, although realization is not assured, the Company believes it is more likely than not that such tax assets will be recognized through reversals of taxable timing differences and taxable income in future periods.

Note 10--Employee Benefit Plans

 Defined Contribution Plans--

   Several of the Company's subsidiaries maintain defined contribution plans in which non-union employees may voluntarily elect to participate. Under certain plans, the Company matches a portion of the amounts contributed by employees. Additionally, under certain plans the Company can make additional discretionary contributions. The cost incurred for these plans was $24, $28 and $791 in 1996, 1997 and 1998, respectively.

   One of the Company's subsidiaries is required, on behalf of union-registered employees, to contribute to a union-managed multi-employer pension plan. If the Company completely or partially withdraws from the pension plan, the Company may be required to pay its share of the pension plan's unfunded vested liability. There was no unfunded vested liability at December 31, 1998. The cost incurred for the union pension plan was $118, $121 and $121 in 1996, 1997 and 1998, respectively.

                      IMPAC GROUP, INC. AND SUBSIDIARIES

 Defined Benefit Plan--

   The Company's U.K. subsidiaries maintain a defined benefit pension plan. Total costs for the plan for the year ended December 31, 1998 were $86. The funded status of the plan at December 31, 1998 was as follows:

                                                                         1998
                                                                        -------
   Plan assets at fair value........................................... $10,621
   Projected benefit obligation........................................   8,464
                                                                        -------
   Assets over projected benefit obligation............................   2,157
   Unrecognized gain...................................................  (1,279)
                                                                        -------
   Net pension asset................................................... $   878
                                                                        =======

   The key assumptions used in accounting for the defined benefit plan include a weighted average discount rate of 5.5%, salary increases of 3.0% and a long-term rate of return on plan assets of 8.0%.

Note 11--Long-term Debt

   Long-term debt as of December 31, 1997 and 1998, consisted of the following:

                                                                1997     1998
                                                               ------- --------
   Bank borrowings............................................ $29,850 $103,410
   Senior subordinated notes..................................     --   100,000
   Industrial revenue bonds...................................   4,000   11,640
   Loan notes.................................................     --     8,393
   Capital leases.............................................     --    17,116
                                                               ------- --------
     Total debt...............................................  33,850  240,559
     Less--current maturities.................................     --     5,487
                                                               ------- --------
     Total long-term debt..................................... $33,850 $235,072
                                                               ======= ========

   On March 12, 1998, the Company completed the issuance of $100.0 million in Senior Subordinated Notes. The Senior Subordinated Notes bear interest at 10 1/8% and mature March 15, 2008. The Indenture governing the Senior Subordinated Notes contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends, make investments or restricted payments, enter into certain transactions with affiliates, dispose of certain assets, incur liens securing subordinated indebtedness and engage in mergers and consolidations. The Senior Subordinated Notes are general, unsecured obligations of IMPAC and are fully and unconditionally guaranteed by all domestic and, subsequent to December 31, 1998, certain foreign subsidiaries of the Company (the "Subsidiary Guarantors") on a joint and several basis (see Note 16). The Senior Subordinated Notes will be senior to any future subordinated debt of the Company. At December 31, 1998, the Company had no indebtedness outstanding that was subordinated to the Senior Subordinated Notes. The proceeds of the Senior Subordinated Notes were used to fund the acquisition of AGI and to retire all outstanding indebtedness under the Company's prior credit agreement. As a result of the refinancing, the Company recorded an extraordinary charge of $552 (net of tax), reflecting the write-off of deferred financing costs.

   On March 12, 1998, the Company entered into a new five year credit facility which provided for a $40.0 million revolving credit facility and a $13.0 million letter of credit facility. On July 7, 1998, the Company entered into an Amended and Restated Multicurrency Credit Facility (the "Facility") which became effective on the initial funding date of the Tinsley acquisition and replaced the prior credit agreement. The Facility provides for up to $53.0 million of revolving credit borrowings (the "Revolver") with a $20 million letter of credit subfacility

                      IMPAC GROUP, INC. AND SUBSIDIARIES
under the Revolver (the "L/C Facility"). The Facility also provides for $37.0 million of Term Loan A borrowings and $64.0 million of Term Loan B borrowings. The Facility also provides a guarantee to the holders of the Loan Notes described below. Under the provisions of the Facility, the aggregate amount of outstanding Term Loan A borrowings is limited by the amount outstanding under the Loan Notes guarantee. Up to $8.5 million of drawings under this guarantee to redeem the Loan Notes will be converted to additional borrowings under Term Loan A and any drawings which, as a consequence of currency fluctuations, exceed $8.5 million will be converted to additional borrowings under the Revolver. Borrowings under the Facility rank senior to the Senior Subordinated Notes and are guaranteed by the Subsidiary Guarantors on a senior basis and are secured by substantially all of the assets of IMPAC and the Subsidiary Guarantors. As of December 31, 1998, there were $11.2 million of borrowings outstanding under the Revolver, $28.4 million of borrowings outstanding under Term Loan A and $63.8 million of borrowings outstanding under Term Loan B. The Company currently has $12.6 million in letters of credit outstanding under the L/C Facility securing its industrial revenue bond ("IRB") borrowings. The unused portion of the facility at December 31, 1998 was $29.2 million. The interest rate on the Facility is based on either the IBOR or Base Rate plus the applicable margin and at December 31, 1998, the weighted average interest rate for the facility was 7.73%. The interest rate on the L/C Facility is based on the applicable IBOR margin which was 2.25% at December 31, 1998. The Company currently pays a commitment fee of 1/2 of 1% per annum on the amount of the available credit on the Revolver over the amount outstanding, plus any outstanding letters of credit available. The Revolver has a five and one-half year maturity. The Term Loan A and Term Loan B provide for quarterly scheduled payments maturing in five and one-half years and six and one-half years, respectively. The Company is required to make mandatory prepayments on the term loans beginning in March, 2000 if the Company generates excess cash flow, as defined.

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

   In connection with the Facility, in November 1998, the Company entered into two interest rate swap agreements effectively fixing its IBOR interest rate at 5.42% by exchanging its variable interest rate on Term Loan B of the Facility for a fixed interest rate. The interest rate differential relating to these swaps is reflected as an adjustment to interest expense over the lives of the swaps. The aggregate notional amount under these agreements is $64.0 million. Management estimates the carrying value of these interest rate swaps to approximate fair value.

   In connection with the acquisition of Tinsley, the Company issued $8.5 million of five year promissory notes ("Loan Notes") to former Tinsley shareholders. The Loan Notes rank senior to the Senior Subordinated Notes and are guaranteed by Bank of America. Drawings under this guarantee will be converted into borrowings under Term Loan A and the Revolver of the Credit Facility.

   In connection with the acquisition of AGI, the Company assumed $7.6 million of variable rate IRB borrowings which mature on February 1, 2026 and accrue interest at 4.25%, as of December 31, 1998. In connection with the acquisition of Tinsley, the Company assumed $15.2 million of capital leases ($17.1 million at December 31, 1998) which mature in 1-7 years and accrue interest at a weighted average interest rate of 6.53%, as of December 31, 1998.

   On August 1, 1997, the Company issued $4,000 of IRB borrowings which mature on August 1, 2007 and accrue interest at a fixed rate of 4.35%. The indenture agreement requires the Company to use the proceeds for the acquisition of an offset printing press and related equipment. All proceeds not used immediately for these costs are to be kept in a restricted cash account. The balance of restricted cash at December 31, 1998 is $426.

                      IMPAC GROUP, INC. AND SUBSIDIARIES

   The maturities of long-term debt and capital leases at December 31, 1998 are as follows:

   1999................................................................ $  5,487
   2000................................................................    9,850
   2001................................................................   12,030
   2002................................................................   12,423
   2003................................................................   13,593
   Thereafter..........................................................  187,176
                                                                        --------
     Total long-term debt, including current maturities................ $240,559
                                                                        ========

Note 12--Equity

 Issuances of Common Stock--

   In connection with the acquisition of AGI on March 12, 1998, the Company
(i) exchanged 44,118 shares of new Common Stock, Series A for all previously issued and outstanding shares of non-voting Common Stock, voting Common Stock and Preferred Stock of KFI Holdings, (ii) issued 13,529 shares of new Common Stock, Series A for $4.6 million, and (iii) issued 42,353 shares of new Common Stock, Series A as partial consideration to former shareholders of AGI. In connection with the acquisition of Tinsley on September 11, 1998, the Company issued 96,246 shares of new Common Stock, Series A and Series B, to certain of the Company's existing stockholders or their affiliates for $58.6 million.

 Stock Options--

   In 1998, the Company established a nonqualified stock option plan for key employees ("Stock Option Plan"). The Company accounts for this plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation costs for this plan been determined consistent with FASB Statement No. 123, the Company's net income would not have been materially different.

   At December 31, 1998, the Company is authorized to grant options to purchase an additional of 20,000 shares of Series A Common Stock under its Stock Option Plan. The option price of all grants under this plan will be equal to the stock's market price on the date of grant and no options may be exercised after ten years from the date of grant. The following is a summary of stock option activity for 1998:

                                                                   Wtd. Average
                                                         Shares   Exercise Price
                                                         -------  --------------
   Outstanding at beginning of year.....................     --       $ --
   Granted.............................................. 1,064.0        340
   Exercised............................................     --         --
   Forfeited............................................  (288.8)      (340)
   Outstanding at end of year...........................   775.2        340
   Exercisable at end of year...........................    91.2        340
   Weighted average fair value of options granted.......              $ 124

   During 1998, the Company granted 1,064 shares of options to purchase Series A Common Stock at an exercise price of $340 per share to certain key employees. In connection with the acquisition of Tinsley, the Company offered former Tinsley optionholders the opportunity to either exercise their existing options in Tinsley for cash or to convert their options into options of the Company. Pursuant to this agreement, on February 27, 1999, the Company granted options to purchase 3,456.6 shares of Series B Common Stock of the Company at a

                      IMPAC GROUP, INC. AND SUBSIDIARIES
weighted average exercise price of $303. The difference between the exercise price and the fair market value of these options was recorded as additional goodwill with a corresponding increase in additional paid-in capital.

Note 13--Commitments and Contingencies

 Leases--

   The Company has several noncancellable operating leases for buildings and equipment that expire over the next years. Several of these leases are with related parties as described in Note 14. Minimum future rental commitments under noncancellable operating leases having initial or remaining terms in excess of one year as of December 31, 1998, are as follows:

   1999................................................................ $ 6,743
   2000................................................................   5,493
   2001................................................................   3,903
   2002................................................................   3,413
   2003................................................................   2,405
   Thereafter..........................................................   6,664
                                                                        -------
   Total minimum payments.............................................. $28,621
                                                                        =======

   Rental expense was $1,995, $2,034 and $4,863 for 1996, 1997 and 1998,
respectively.

 Employment Agreements--

   The Company has entered into employment agreements with certain employee-shareholders which expire in June 2001. The aggregate commitment for future salaries, excluding bonuses, under these employment agreements at December 31, 1998 is approximately $5.3 million.

Note 14--Related Party Transactions

   The Company leases its Melrose Park, Illinois, facility under an operating lease which expires in September 2002. The Company has the option to renew the lease for several additional five year terms. The lessor is a partnership that includes the Chief Executive Officer of the Company. The Company has paid a deposit to the partnership of approximately $340 which is reflected in the accompanying balance sheet as part of other assets. Rents under this lease amounted to approximately $475 in 1998.

   The Company leases manufacturing and warehouse premises in Warrington, Pennsylvania, from the Chairman of the Board for $336 annually and is adjustable for inflation beginning in 2001. The Company leases manufacturing and warehouse premises in Louisa, Virginia, from a company wholly-owned by the same shareholder, for $273 annually and is adjustable for inflation beginning in 2001. Both leases expire in 2005 and may be extended for an additional five years at the option of the Company.

   In connection with the acquisition of AGI, certain members of management borrowed $1.6 million in promissory notes from the Company. The notes are payable on demand, accrue interest at 5.85% and are included in the accompanying balance sheet as part of other receivables.

                      IMPAC GROUP, INC. AND SUBSIDIARIES

Note 15--Segment Information

   The Company operates in one business segment, providing specialty packaging for various consumer products markets. During 1998, the Company expanded its specialty packaging operations geographically to include the United Kingdom and Europe. The following table presents sales and other financial information for each geographic region for 1998:

                                                         Geographic Regions
                                                     --------------------------
                                                              U.K. and
                                                       U.S.    Europe   Total
                                                     -------- -------- --------
   Sales to unaffiliated customers.................. $138,431 $ 45,867 $184,298
   Operating income.................................   11,190    6,703   17,893
   Identifiable assets..............................  149,553  216,782  366,335
   Depreciation and amortization....................    8,064    3,400   11,464
   Capital expenditures.............................   10,724    5,292   16,016

Note 16--Guarantors and Financial Information

   The following consolidating financial information is presented for purposes of complying with the reporting requirements of the Subsidiary Guarantors. The Subsidiary Guarantors are directly or indirectly wholly-owned subsidiaries of the Company and have fully and unconditionally guaranteed the Senior Subordinated Notes on a joint and several basis. Subsequent to December 31, 1998, certain foreign subsidiaries of the Company that were acquired in connection with the acquisition of Tinsley provided full and unconditional guarantees on the Senior Subordinated Notes and are included in the condensed consolidating financial information below as Subsidiary Guarantors. Separate financial statements and other disclosures with respect to the Subsidiary Guarantors are not presented because the Company believes that such financial statements and other information would not provide additional information that is material to investors. The condensed consolidating financial information presents condensed consolidating financial statements as of December 31, 1998 and for the year ended December 31, 1998 of:

      (a) IMPAC on a parent company only basis ("IMPAC Parent"), carrying its investments in subsidiaries under the equity method;

      (b) the Subsidiary Guarantors, which include the domestic subsidiaries of AGI Incorporated, Klearfold, Inc., KF-International, Inc., and KF-Delaware, Inc. and the following foreign subsidiaries of IMPAC: IMPAC Europe Limited, Levelprompt Limited, Tinsley Robor Limited, James Upton Limited, Tinsley Robor Labels Limited, Tinsley Robor Sales Limited, Sonicon Limited, Tophurst Properties Limited and Printing Resources Limited;

      (c) the Non-Guarantor Subsidiaries ("Non-Guarantor Subsidiaries"), which include Van de Steeg Packaging B.V., James Upton Holding B.V., James Upton B.V., James Upton GmbH and Music Print B.V.;

      (d) elimination entries necessary to consolidate IMPAC Parent and its subsidiaries, and

      (e) IMPAC on a consolidated basis ("IMPAC Consolidated").

                       IMPAC GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1998

                                                  Non-
                           IMPAC   Subsidiary  Guarantor                   IMPAC
                           Parent  Guarantors Subsidiaries Eliminations Consolidated
                          -------- ---------- ------------ ------------ ------------
Current assets:
  Cash..................  $    319  $  1,387    $ 2,533     $     --      $  4,239
  Trade accounts
   receivable, net......       --     36,088      8,273           --        44,361
  Intercompany
   receivables..........    11,106    31,283        --        (42,389)         --
  Inventories...........       --     21,740      2,242           --        23,982
  Other current assets..       197     8,403        488           --         9,088
                          --------  --------    -------     ---------     --------
    Total current
     assets.............    11,622    98,901     13,536       (42,389)      81,670
                          --------  --------    -------     ---------     --------

  Property, plant and
   equipment, net.......       --     85,533     22,136           --       107,669
  Goodwill..............       --    142,237     21,386           --       163,623
  Intercompany
   receivables..........   168,128    18,568        --       (186,696)         --
  Investment in
   subsidiaries.........    81,829    55,525        --       (137,354)         --
  Other assets..........    10,012     3,361        --            --        13,373
                          --------  --------    -------     ---------     --------
    Total assets........  $271,591  $404,125    $57,058     $(366,439)    $366,335
                          ========  ========    =======     =========     ========

Current liabilities:
  Current maturities of
   long-term debt.......  $  1,010  $  3,324    $ 1,153     $     --      $  5,487
  Trade payables........       --     21,974      3,119           --        25,093
  Intercompany
   payables.............       --     30,181     30,777       (60,958)         --
  Accrued expenses......     2,598    17,767      3,435           --        23,800
                          --------  --------    -------     ---------     --------
    Total current
     liabilities........     3,608    73,246     38,484       (60,958)      54,380
                          --------  --------    -------     ---------     --------
Long-term debt..........   202,400    29,112      3,560           --       235,072
Other long-term
 liabilities............       --     11,154        146           --        11,300
Intercompany debt.......       --    168,128        --       (168,128)         --
                          --------  --------    -------     ---------     --------
  Total liabilities.....   206,008   281,640     42,190      (229,086)     300,752
                          --------  --------    -------     ---------     --------

Total shareholders'
 (deficit) equity.......    65,583   122,485     14,868      (137,353)      65,583
                          --------  --------    -------     ---------     --------
Total liabilities and
 shareholders' (deficit)
 equity.................  $271,591  $404,125    $57,058     $(366,439)    $366,335
                          ========  ========    =======     =========     ========

                       IMPAC GROUP, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                          YEAR ENDED DECEMBER 31, 1998

                                                 Non-
                          IMPAC   Subsidiary  Guarantor                   IMPAC
                          Parent  Guarantors Subsidiaries Eliminations Consolidated
                          ------  ---------- ------------ ------------ ------------
Net sales...............  $  --    $164,864    $21,832      $(2,398)     $184,298
Cost of goods sold......     --     121,341     15,700       (2,398)      134,643
                          ------   --------    -------      -------      --------
Gross profit............     --      43,523      6,132          --         49,655
Selling, general and ad-
 ministrative expenses..     473     29,376      1,913          --         31,762
                          ------   --------    -------      -------      --------
Operating income........    (473)    14,147      4,219          --         17,893
Equity earnings in sub-
 sidiaries..............   3,036        --         --        (3,036)          --
Other income (expense)..  (1,172)   (12,413)      (386)         --        (13,971)
                          ------   --------    -------      -------      --------
Income before income
 taxes..................   1,391      1,734      3,833       (3,036)        3,922
Income (taxes) benefit..     652     (1,484)    (1,047)         --         (1,879)
                          ------   --------    -------      -------      --------
Income before extraordi-
 nary item..............   2,043        250      2,786       (3,036)        2,043
Extraordinary item......    (552)       --         --           --           (552)
                          ------   --------    -------      -------      --------
Net income..............  $1,491   $   (250)   $ 2,786      $(3,036)     $  1,491
                          ======   ========    =======      =======      ========

                      IMPAC GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         YEAR ENDED DECEMBER 31, 1998

                                                   Non-
                           IMPAC    Subsidiary  Guarantor                   IMPAC
                           Parent   Guarantors Subsidiaries Eliminations Consolidated
                          --------  ---------- ------------ ------------ ------------
Cash flows from
 operating activities:..
  Net cash provided by
   operating
   activities...........  $  2,231   $  6,685    $ 3,769       $  512      $ 13,197
                          --------   --------    -------       ------      --------
Cash flows from
 investing activities:
  Capital expenditures..       --     (12,180)    (6,412)       2,576       (16,016)
  Acquisition of
   subsidiaries.........   (64,184)  (161,047)    (8,109)       2,390      (230,950)
                          --------   --------    -------       ------      --------
Net cash used in
 investing activities...   (64,184)  (173,227)   (14,521)       4,966      (246,966)
                          --------   --------    -------       ------      --------
Cash flows from
 financing activities:
  Proceeds from issuance
   of long-term debt....   203,663      8,570        --           --        212,233
  Repayments of long-
   term debt............   (30,103)       --         --           --        (30,103)
  Proceeds from issuance
   of common stock......    63,175        --         --           --         63,175
  Loans and advances
   (to) from related
   parties..............  (162,096)   156,738     10,926       (5,568)          --
  Other financing
   activities...........   (10,835)      (528)     2,529         (940)       (9,774)
                          --------   --------    -------       ------      --------
Net cash provided by
 financing activities...    63,804    164,780     13,455       (6,508)      235,531
                          --------   --------    -------       ------      --------
  Effect of exchange
   rate differences on
   cash.................    (1,532)     2,955       (170)       1,030         2,283
                          --------   --------    -------       ------      --------
Decrease in cash........       319      1,193      2,533          --          4,045
Cash, beginning of
 period.................       --         194        --           --            194
                          --------   --------    -------       ------      --------
Cash, end of period.....  $    319   $  1,387    $ 2,533       $  --       $  4,239
                          ========   ========    =======       ======      ========

   The following condensed consolidating financial information is that of Tinsley and its subsidiaries on a stand alone basis as of March 31, 1998 and for the years ended March 31, 1998 and 1997 of:

     (a) Tinsley Robor Limited on a parent company only basis ("Tinsley Parent"), carrying its investments in subsidiaries under the equity method;

     (b) the Subsidiary Guarantors of Tinsley Parent, which include James Upton Limited, Tinsley Robor Labels Limited, Tinsley Robor Sales Limited, Sonicon Limited, Tophurst Properties Limited and Printing Resources Limited;

     (c) the Non-Guarantor Subsidiaries of Tinsley Parent, which include Van de Steeg Packaging B.V., James Upton Holding B.V., James Upton B.V. and James Upton GmbH;

     (d) elimination entries necessary to consolidate the parent Tinsley Robor Limited and its subsidiaries, and

     (e) Tinsley Robor Limited on a consolidated basis ("Tinsley
  Consolidated").

                       IMPAC GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                 MARCH 31, 1998

                                                 Non-
                          Tinsley Subsidiary  guarantor                  Tinsley
                          Parent  Guarantors Subsidiaries Eliminations Consolidated
                          ------- ---------- ------------ ------------ ------------
Current assets:
  Cash..................  $    29  $   431     $ 1,604      $    --      $  2,064
  Trade accounts
   receivable, net......      --    16,030       5,145           --        21,175
  Inventories...........      --     6,175       1,712           --         7,887
  Intercompany
   receivables..........   33,741    1,255       1,760       (36,756)         --
  Other current assets..      467    1,167         468           --         2,102
                          -------  -------     -------      --------     --------
    Total current
     assets.............   34,237   25,058      10,689       (36,756)      33,228
                          -------  -------     -------      --------     --------
  Property, plant and
   equipment, net.......      329   27,980      14,256           --        42,565
  Goodwill..............      --     6,638      17,318           --        23,956
  Investment in
   subsidiaries.........   12,506      --          --        (12,506)         --
  Other assets..........    2,293      --          --            --         2,293
                          -------  -------     -------      --------     --------
    Total assets........  $49,365  $59,676     $42,263      $(49,262)    $102,042
                          =======  =======     =======      ========     ========
Current liabilities:
  Current maturities of
   long-term debt.......  $    89  $ 5,683     $ 3,262      $    --      $  9,034
  Trade payables........      252    6,730       1,511           --         8,493
  Intercompany
   payables.............    1,255   18,046      17,455       (36,756)         --
  Accrued expenses......    2,288    5,388       3,773           --        11,449
                          -------  -------     -------      --------     --------
    Total current
     liabilities........    3,884   35,847      26,001       (36,756)      28,976
                          -------  -------     -------      --------     --------
Long-term debt..........       32    8,599      13,757           --        22,388
Other long-term
 liabilities............      --     5,229         --            --         5,229
                          -------  -------     -------      --------     --------
    Total liabilities...    3,916   49,675      39,758       (36,756)      56,593
                          -------  -------     -------      --------     --------
Total shareholders'
 (deficit) equity.......   45,449   10,001       2,505       (12,506)      45,449
                          -------  -------     -------      --------     --------
Total liabilities and
 shareholders' (deficit)
 equity.................  $49,365  $59,676     $42,263      $(49,262)    $102,042
                          =======  =======     =======      ========     ========

                       IMPAC GROUP, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATING STATEMENT OF INCOME

                           YEAR ENDED MARCH 31, 1998

                                                 Non-
                         Tinsley  Subsidiary  guarantor                  Tinsley
                         Parent   Guarantors Subsidiaries Eliminations Consolidated
                         -------  ---------- ------------ ------------ ------------
Net sales............... $   --    $ 75,842    $ 34,872     $ (3,644)   $ 107,070
Cost of goods sold......     --      52,679      25,133       (3,644)      74,168
                         -------   --------    --------     --------    ---------
Gross profit............     --      23,163       9,739          --        32,902
Selling, general and
 administrative
 expenses...............    (715)    15,920       4,957          --        20,162
                         -------   --------    --------     --------    ---------
Operating income........     715      7,243       4,782          --        12,740
Interest (expense)
 income, net............   1,073     (1,150)     (1,649)         --        (1,726)
Equity earnings in
 subsidiaries...........   5,897        --          --        (5,897)         --
                         -------   --------    --------     --------    ---------
Income before income
 taxes..................   7,685      6,093       3,133       (5,897)      11,014
Income taxes............    (385)    (1,780)     (1,549)         --        (3,714)
                         -------   --------    --------     --------    ---------
Net income.............. $ 7,300   $  4,313    $  1,584     $ (5,897)   $   7,300
                         =======   ========    ========     ========    =========

                       IMPAC GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                           YEAR ENDED MARCH 31, 1998

                                                   Non-
                          Tinsley   Subsidiary  guarantor                  Tinsley
                           Parent   Guarantors Subsidiaries Eliminations Consolidated
                          --------  ---------- ------------ ------------ ------------
Cash flow from operating
 activities:
  Net cash provided by
   operating
   activities...........  $  1,089   $ 3,717     $  5,949     $ 1,145      $ 11,900
                          --------   -------     --------     -------      --------
Cash flow from investing
 activities:
  Capital expenditures..      (138)   (3,885)      (5,928)      4,443        (5,508)
  Acquisition of
   subsidiaries.........      (546)      --       (21,113)       (507)      (22,166)
                          --------   -------     --------     -------      --------
Net cash used in
 investing activities...      (684)   (3,885)     (27,041)      3,936       (27,674)
                          --------   -------     --------     -------      --------
Cash flow from financing
 activities:
  Net change in long-
   term debt............       (79)      992        9,413      (2,542)        7,784
  Proceeds from issuance
   of common stock......       170        37        2,072      (2,259)           20
  Loans to related
   parties..............    (9,886)     (746)      10,924        (292)          --
  Dividends paid........    (1,834)      --           --          --         (1,834)
                          --------   -------     --------     -------      --------
Net cash provided by
 financing activities...   (11,629)      283       22,409      (5,093)        5,970
                          --------   -------     --------     -------      --------
  Effect of exchange
   rate differences on
   cash.................        54        11           38          12           115
                          --------   -------     --------     -------      --------
(Decrease) increase in
 cash...................   (11,170)      126        1,355         --         (9,689)
Cash, beginning of
 period.................    11,199       305          249         --         11,753
                          --------   -------     --------     -------      --------
Cash, end of period.....  $     29   $   431     $  1,604     $   --       $  2,064
                          ========   =======     ========     =======      ========

                       IMPAC GROUP, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATING STATEMENT OF INCOME

                           YEAR ENDED MARCH 31, 1997

                                                 Non-
                         Tinsley  Subsidiary  guarantor                  Tinsley
                         Parent   Guarantors Subsidiaries Eliminations Consolidated
                         -------  ---------- ------------ ------------ ------------
Net sales............... $   --    $ 72,463    $ 13,806     $ (5,379)    $ 80,890
Cost of goods sold......     --      51,572       9,982       (5,427)      56,127
                         -------   --------    --------     --------     --------
Gross profit............     --      20,891       3,824           48       24,763
Selling, general and
 administrative
 expenses...............    (735)    15,534       1,608          (96)      16,311
                         -------   --------    --------     --------     --------
Operating income........     735      5,357       2,216          144        8,452
Interest (expense)
 income, net............     162       (736)       (208)         --          (782)
Equity earnings in
 subsidiaries...........   4,322        --          --        (4,322)         --
                         -------   --------    --------     --------     --------
Income before income
 taxes..................   5,219      4,621       2,008       (4,178)       7,670
Income taxes............    (231)    (1,513)       (794)         --        (2,538)
                         -------   --------    --------     --------     --------
Net income.............. $ 4,988   $  3,108    $  1,214     $ (4,178)    $  5,132
                         =======   ========    ========     ========     ========

                      IMPAC GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                           YEAR ENDED MARCH 31, 1997

                                                 Non-
                         Tinsley  Subsidiary  Guarantor                  Tinsley
                         Parent   Guarantors Subsidiaries Eliminations Consolidated
                         -------  ---------- ------------ ------------ ------------
Cash flows from
 operating activities:
  Net cash provided by
   operating
   activities........... $ 1,201   $(1,617)     $1,115       $3,413      $ 4,112
                         -------   -------      ------       ------      -------
Cash flows from
 investing activities:
  Capital expenditures..     (50)   (7,438)     (6,101)       3,281      (10,308)
  Acquisition of
   subsidiaries.........     719       --       (1,468)        (958)      (1,707)
                         -------   -------      ------       ------      -------
Net cash used in
 investing activities...     669    (7,438)     (7,569)       2,323      (12,015)
                         -------   -------      ------       ------      -------
Cash flows from
 financing activities:
  Net change in long-
   term debt............  (1,357)    2,771       5,565       (4,679)       2,300
  Proceeds from issuance
   of common stock......  18,359        (6)         36          (30)      18,359
  Loans to related
   parties..............  (6,769)    6,497       1,088         (816)         --
  Dividends paid........  (1,192)      --          --           --        (1,192)
                         -------   -------      ------       ------      -------
Net cash provided by
 financing activities...   9,041     9,262       6,689       (5,525)      19,467
                         -------   -------      ------       ------      -------
  Effect of exchange
   rate differences on
   cash.................     288        12           6         (211)          95
                         -------   -------      ------       ------      -------
(Decrease) increase in
 cash...................  11,199       219         241          --        11,659
Cash, beginning of
 period.................     --         86           8          --            94
                         -------   -------      ------       ------      -------
Cash, end of period..... $11,199   $   305      $  249       $  --       $11,753
                         =======   =======      ======       ======      =======

Note 17--Subsequent Events

   On January 12, 1999, the Company issued 20,000 shares of Series A Mandatorily Redeemable Preferred Stock with a face value of $20,000 together with detachable, ten-year warrants to purchase 6,913 shares of common stock at an exercise price of $.01 per share for net proceeds of $18.9 million. The Company used the net proceeds from the sale of preferred stock to acquire 30,087 shares of outstanding Series A Common Stock. The preferred stock accrues dividends on a cumulative basis at 14% per annum for years 1-5, 15% per annum for year 6, and either 14% or 15% per annum for years 7-10 depending on whether the dividends are paid in cash or with additional preferred stock, respectively. During the first six years after issuance, dividends on the preferred stock are payable solely by issuing additional shares of preferred stock. The preferred stock accrues dividends at 24% per annum if certain events occur, including an event of non-compliance as defined and certain significant changes in the ownership of IMPAC. The Company is required to redeem all outstanding shares of preferred stock on December 31, 2008 at face value plus all accrued and unpaid dividends. The Company may redeem some or all outstanding shares of preferred stock at an earlier date, provided, however, that a premium of up to 10% be paid. The preferred stock is not redeemable at the option of the holders of preferred stock. The preferred stock contains covenants, among others, limiting additional indebtedness, restricted payments, guaranties, advances to affiliates, mergers, asset sales and dispositions. The preferred stock ranks senior to all classes of common stock with respect to dividend distributions and distributions upon the liquidation or dissolution of the Company.

   Upon issuance of the preferred stock, the warrants were valued at $4.2 million and the shares of preferred stock were valued at $14.7 million. The difference between the carrying value and the face value of the preferred stock, along with dividends accrued, will be accreted using the effective interest rate method over the period the preferred stock is outstanding. Accretion on the preferred stock decreases the net income available to common shareholders in the period incurred and is recorded directly to retained earnings.

                                  SCHEDULE II

   Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 1996, 1997 and 1998 (in thousands)

                          Balance    Balances
                            at       Assumed    Charged              Credit    Foreign    Balance
                         Beginning   Through      to    (Writeoffs)/ Memos     Currency   at End
                          of Year  Acquisitions Expense  Recoveries  Issued  Fluctuations of Year
                         --------- ------------ ------- ------------ ------  ------------ -------
Allowance for Doubtful
 Accounts and Credit
 Memos:
  1996..................   $553        $--       $507      $ (91)    $(703)      $--      $  266
  1997..................   $266        $--       $451      $  43     $(200)      $--      $  560
  1998..................   $560        $773      $999      $(171)    $(634)      $(10)    $1,517

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of March 31, 1999.

                                          IMPAC Group, Inc.

                                                     /s/ Richard Block
                                          By: _________________________________
                                                      Richard Block,
                                                  Chief Executive Officer

                               POWER OF ATTORNEY

     Each person whose signature appears below hereby appoints Richard Block and David C. Underwood, and each of them severally, acting alone and without the other, his true and lawful attorney-in-fact with the authority to execute in the name of each such person, including exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-K necessary or advisable to enable the Report to comply with the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof which amendments may make such other changes in the Report as the aforesaid attorney-in-fact executing the same deems appropriate.

   Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

              Signature                            Title                   Date
              ---------                            -----                   ----

           /s/ Richard Block           Chief Executive Officer and    March 31, 1999
______________________________________  Director of IMPAC Group,
            Richard Block               Inc.

          /s/ H. Scott Herrin          Director of IMPAC Group,       March 30, 1999
______________________________________  Inc.
           H. Scott Herrin

        /s/  David C. Underwood        Chief Financial Officer of     March 31, 1999
______________________________________  IMPAC Group, Inc.
          David C. Underwood            (principal financial and
                                        accounting officer)

          /s/ Michel Reichert          Director of IMPAC Group,       March 31, 1999
______________________________________  Inc.
           Michel Reichert

         /s/ Michael Gilligan          Director of IMPAC Group,       March 29, 1999
______________________________________  Inc.
           Michael Gilligan

         /s/ David H. Horowitz         Director of IMPAC Group,       March 31, 1999
______________________________________  Inc.
            David Horowitz

            /s/ Zenas Block            Director of IMPAC Group,       March 31, 1999
______________________________________  Inc.
             Zenas Block

          /s/ M. Shaun Lawson          Director of IMPAC Group,       March 31, 1999
______________________________________  Inc.
             Shaun Lawson

            /s/ Lee Newbon             Director of IMPAC Group,       March 31, 1999
______________________________________  Inc.
              Lee Newbon

         /s/ Melvin B. Herrin          Director of IMPAC Group,       March 31, 1999
______________________________________  Inc.
           Melvin B. Herrin