Form 10-Q
period 1999-03-31
IMPAC GROUP INC /DE/
filed 1999-05-17
CIK 1058452

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [_] NO

   Number of shares of Series A Common Stock, $0.001 par value per share (the "Series A Common Stock") and Series B Common Stock, $0.001 par value per share (the "Series B Common Stock" and, together with the Series A Common Stock, the "Common Stock") outstanding as of the close of business on May 12, 1999:

             Class           Number of Shares Outstanding
             -----           ----------------------------
      Series A Common Stock            161,658
      Series B Common Stock              4,500

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                        Page
                                                                        ----
 PART I--FINANCIAL INFORMATION
    Item 1. Financial Statements

            Unaudited Condensed Consolidated Statements of Income for
             the Three Months Ended March 31, 1998 and 1999..........     3

            Unaudited Condensed Consolidated Balance Sheets as of
             December 31, 1998 and March 31, 1999....................     4

            Unaudited Condensed Consolidated Statement of
             Shareholders' Equity for the Three Months Ended March
             31, 1999................................................     5

            Unaudited Condensed Consolidated Statements of Cash Flows
             for the Three Months Ended March 31, 1998 and 1999......     6

            Notes to Unaudited Condensed Consolidated Financial
            Statements...............................................     7

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................    13

    Item 3. Quantitative and Qualitative Disclosures About Market
            Risk.....................................................    20

 PART II--OTHER INFORMATION...........................................   21

                         PART I--FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                       IMPAC GROUP, INC. AND SUBSIDIARIES

             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                   Three Months Ended March 31, 1998 and 1999

                                 (In thousands)

                                                                1998     1999
                                                               -------  -------
Net sales....................................................  $15,801  $64,191
Cost of goods sold...........................................   12,418   46,535
                                                               -------  -------
Gross profit.................................................    3,383   17,656
Selling, general and administrative expenses.................    2,530   14,330
                                                               -------  -------
Operating income.............................................      853    3,326
Other income (expense):
  Interest income............................................        6       31
  Interest expense...........................................   (1,222)  (5,625)
  Loss on sale of fixed assets...............................      --       (28)
                                                               -------  -------
Income (loss) before income taxes and extraordinary item.....     (363)  (2,296)
Income (taxes) benefit.......................................      128      502
                                                               -------  -------
Income (loss) before extraordinary item......................     (235)  (1,794)
Extraordinary charge for early retirement of debt, net of tax
 benefit of $368.............................................     (553)     --
                                                               -------  -------
Net income (loss)............................................  $  (788) $(1,794)
                                                               =======  =======


   The accompanying notes are an integral part of these financial statements

                       IMPAC GROUP, INC. AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                       December 31,  March 31,
                        ASSETS                             1998        1999
                        ------                         ------------ -----------
                                                                    (unaudited)
Current assets:
  Cash................................................   $  4,239    $  8,358
  Trade accounts receivable, net of allowances of
   $1,517 in 1998 and $1,694 in 1999..................     44,361      42,356
  Other receivables...................................      4,278       3,987
  Inventories.........................................     23,982      23,820
  Deferred income taxes...............................      3,160       4,034
  Prepaids and other current assets...................      1,650       2,552
                                                         --------    --------
    Total current assets..............................     81,670      85,107
Long-term assets:
  Property, plant and equipment, net..................    107,669     105,236
  Goodwill, net.......................................    163,623     159,340
  Deferred financing costs, net.......................     10,449      10,810
  Restricted cash.....................................        426         429
  Other assets........................................      2,498       2,544
                                                         --------    --------
    Total assets......................................   $366,335    $363,466
                                                         ========    ========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Bank overdraft......................................   $  4,804    $  4,450
  Current maturities of long-term debt................      5,487       5,267
  Trade payables......................................     20,289      22,248
  Accrued expenses....................................     23,800      21,140
                                                         --------    --------
    Total current liabilities.........................     54,380      53,105
                                                         --------    --------
Long-term debt........................................    235,072     241,563
Deferred income taxes.................................     10,477      10,252
Other noncurrent liabilities..........................        823         799
                                                         --------    --------
    Total liabilities.................................    300,752     305,719
                                                         --------    --------
Mandatorily redeemable preferred stock................        --       15,308
                                                         --------    --------
Shareholders' equity:
  Common stock, series A, $.001 par value; 1,000,000
   shares authorized, 191,746 and 161,658 shares
   issued and outstanding at December 31, 1998 and
   March 31, 1999, respectively.......................          0           0
  Common stock, series B, $.001 par value; 50,000
   shares authorized, 4,500 shares issued and
   outstanding at December 31, 1998 and March 31,
   1999...............................................          0           0
  Paid in capital.....................................     98,625      79,819
  Warrants outstanding................................        --        4,207
  Carryover basis adjustment..........................    (37,143)    (37,143)
  Accumulated other comprehensive income..............       (681)     (6,798)
  Retained earnings...................................      4,782       2,354
                                                         --------    --------
    Total shareholders' equity........................     65,583      42,439
                                                         --------    --------
    Total liabilities & shareholders' equity..........   $366,335    $363,466
                                                         ========    ========

   The accompanying notes are an integral part of these financial statements

                       IMPAC GROUP, INC. AND SUBSIDIARIES

       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                       Three Months ended March 31, 1999
                     (In thousands except number of shares)

                            Common Stock                                    Accumulated
                          ----------------                      Carryover      Other
                          Number of        Paid-in   Warrants     Basis    Comprehensive Retained
                           Shares   Amount Capital  Outstanding Adjustment    Income     Earnings  Total
                          --------- ------ -------  ----------- ---------- ------------- -------- -------
Balance at December 31,
 1998...................   196,246   $--   $98,625    $--        $(37,143)    $  (681)    $4,782  $65,583
Issuance of stock
 warrants...............       --     --       --      4,207          --          --         --     4,207
Repurchase of common
 stock..................   (30,088)   --   (18,806)      --           --          --         --   (18,806)
Accretion of mandatorily
 redeemable preferred
 stock..................       --     --       --        --           --          --        (634)    (634)
Cumulative translation
 adjustment.............       --     --       --        --           --       (6,117)       --    (6,117)
Net income (loss).......       --     --       --        --           --          --      (1,794)  (1,794)
                           -------   ----  -------    ------     --------     -------     ------  -------
Balance at March 31,
 1999...................   161,658   $ --  $79,819    $4,207     $(37,143)    $(6,798)    $2,354  $42,439
                           =======   ====  =======    ======     ========     =======     ======  =======


   The accompanying notes are an integral part of these consolidated financial statements.

                       IMPAC GROUP, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three Months Ended March 31, 1998 and 1999
                                 (In thousands)

                                                               1998     1999
                                                              -------  -------
Cash flows from operating activities:
  Net income (loss).......................................... $  (788) $(1,794)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used for) operating activities--
    Extraordinary charge for early retirement of debt........     553      --
    Depreciation and amortization............................     751    4,677
    Amortization of goodwill.................................      42    1,018
    Loss on sale of fixed assets.............................     --        28
    Deferred income taxes....................................    (188)  (1,099)
    Changes in assets and liabilities--
      Trade accounts receivable, net.........................     628    2,005
      Inventories............................................  (1,553)     162
      Trade payables and bank overdraft......................     654    1,605
      Other assets and liabilities...........................  (1,426)  (3,700)
                                                              -------  -------
        Net cash provided by (used for) operating activities.  (1,327)   2,902
                                                              -------  -------
Cash flows from investing activities:
  Capital expenditures.......................................    (814)  (4,735)
  Acquisition of AGI Incorporated, net of cash acquired...... (63,551)     --
                                                              -------  -------
        Net cash used for investing activities............... (64,365)  (4,735)
                                                              -------  -------
Cash flows from financing activities:
  Net change in borrowings under revolving credit line.......     --     8,705
  Repayment of long-term debt................................ (29,850)    (253)
  Proceeds from senior subordinated notes.................... 100,000      --
  Change in capital leases...................................     --    (1,317)
  (Increase) decrease in restricted cash.....................     221       (3)
  Proceeds from issuance of common stock.....................   4,600      --
  Repurchase of common stock.................................     --   (18,806)
  Proceeds from issuance of preferred stock and stock
   warrants..................................................     --    18,881
  Change in deferred financing costs.........................  (4,298)    (771)
                                                              -------  -------
        Net cash provided by financing activities............  70,673    6,436
                                                              -------  -------
Effect of exchange rate differences on cash..................     --      (484)
                                                              -------  -------
Increase (decrease) in cash..................................   4,981    4,119
Cash, beginning of period....................................     194    4,239
                                                              -------  -------
Cash, end of period.......................................... $ 5,175  $ 8,358
                                                              =======  =======
Supplemental Cash Flow Information:
  Interest paid.............................................. $   731  $ 7,764
  Income taxes paid..........................................     161      659

   The accompanying notes are an integral part of these financial statements

                      IMPAC GROUP, INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (In thousands)

Note 1--Basis of Presentation

   The interim unaudited condensed consolidated financial statements presented herein include the accounts of IMPAC Group, Inc. ("IMPAC") and all of its domestic and foreign wholly-owned subsidiaries (together, the "Company"). All intercompany transactions have been eliminated in consolidation.

   These interim condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the accompanying unaudited condensed consolidated financial statements are presented on a basis consistent with audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and the changes in cash flows at March 31, 1999 and for all periods presented.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 1998 in the Company's Form 10-K as filed with the SEC.

Note 2--Acquisitions

 Acquisition of AGI Incorporated--

   On March 12, 1998, KFI Holding Corporation ("KFI"), the parent company of Klearfold, Inc. ("Klearfold"), acquired all of the common stock of AGI Incorporated ("AGI") for $69.0 million including $54.6 million of cash and $14.4 million of newly issued common stock, plus acquisition costs. Concurrently, KFI funded the retirement of $8.3 million of indebtedness outstanding under AGI's credit facility immediately prior to the transaction. The acquisition was funded by the proceeds from the issuance of $100.0 million of 10 1/8% Senior Subordinated Notes due 2008 ("Senior Subordinated Notes") and $4.6 million of new common stock. Upon consummation of this acquisition, KFI changed its name to "IMPAC Group, Inc."

 Acquisition of Tinsley Robor plc--

   On September 11, 1998, the Company acquired the common stock of Tinsley Robor plc (subsequently renamed IMPAC Europe Limited and referred to hereinafter as "Tinsley") for $137.7 million plus acquisition costs. Concurrently, the Company funded the retirement of $18.5 million of indebtedness outstanding under Tinsley's credit agreements immediately prior to the transaction. The acquisition was funded through additional borrowings of $93.7 million under the Company's Amended and Restated Multicurrency Credit Facility dated as of July 7, 1998 (the "Credit Facility"), $58.6 million in proceeds from the sale of common stock to the Company's existing stockholders or their affiliates and the issuance, in aggregate, of $8.5 million of five year promissory notes to former Tinsley shareholders.

 Acquisition of Music Print B.V.--

   On November 24, 1998, the Company purchased the outstanding capital stock of Music Print B.V. ("Music Print"), a Netherlands limited liability company, for approximately $5.3 million plus acquisition costs. Concurrently, the Company retired approximately $0.2 million of historical indebtedness of Music Print and purchased the facility in which Music Print operates for $1.3 million. The acquisition was funded through additional revolver borrowings under the Credit Facility.

                      IMPAC GROUP, INC. AND SUBSIDIARIES

 Unaudited Pro Forma for Acquisitions--

   The acquisitions of AGI, Tinsley and Music Print have been accounted for as a purchase and, accordingly, their operating results have been included in the Company's consolidated financial statements from the dates of acquisition. The following unaudited pro forma information for the three months ended March 31, 1998 presents certain operating data calculated to reflect the acquisitions of AGI and Tinsley and the additional borrowings incurred to fund those acquisitions as if they occurred as of January 1, 1998.

                                                          Three Months Ended
                                                       -------------------------
                                                               March 31,
                                                               ---------
                                                          1998         1999
                                                       ----------- -------------
                                                       (Pro forma) (As reported)
      Net sales.......................................   $57,817      $64,191
      Net income (loss)...............................    (2,221)      (1,794)

   This pro forma data does not purport to represent what actual operating results would have been had the acquisitions been consummated on the dates indicated or what such results will be for any future period.

Note 3--Inventories

   Inventories consist of the following:

                                                          December 31, March 31,
                                                          ------------ ---------
                                                              1998       1999
                                                              ----       ----
      Raw materials......................................   $ 9,597     $ 9,040
      Work in process and finished goods.................    14,385      14,780
                                                            -------     -------
                                                            $23,982     $23,820
                                                            =======     =======

Note 4--Equity

 Preferred Stock Issuance and Common Stock Repurchase--

   On January 12, 1999, IMPAC issued 20,000 shares of Series A Mandatorily Redeemable Preferred Stock (the "Preferred Stock") with a face value of $20.0 million together with detachable, ten-year warrants (the "Warrants") to purchase 6,913 shares of Series A Common Stock at an exercise price of $0.01 per share, for net proceeds of $18.9 million. IMPAC used the net proceeds from the sale of Preferred Stock to acquire 30,087 shares of outstanding Series A Common Stock. The Preferred Stock accrues dividends on a cumulative basis at 14% per annum for years 1-5, 15% per annum for year 6, and either 14% or 15% per annum for years 7-10 depending on whether the dividends are paid in cash or with additional Preferred Stock, respectively. During the first six years after issuance, dividends on the Preferred Stock are payable solely by issuing additional shares of Preferred Stock. The Preferred Stock accrues dividends at 24% per annum if certain events occur, including an event of non-compliance as defined and certain significant changes in the ownership of IMPAC. IMPAC is required to redeem all outstanding shares of Preferred Stock on December 31, 2008 at face value plus all accrued and unpaid dividends. IMPAC may redeem some or all outstanding shares of Preferred Stock at an earlier date, provided, however, that a premium of up to 10% be paid. The Preferred Stock is not redeemable at the option of the holders of Preferred Stock. The Preferred Stock contains covenants, among others, limiting additional indebtedness, restricted payments, guaranties, advances to affiliates, mergers, asset sales and dispositions. The Preferred Stock ranks senior to all classes of common stock with respect to dividend distributions and distributions upon the liquidation or dissolution of IMPAC.

                      IMPAC GROUP, INC. AND SUBSIDIARIES

   Upon issuance of the Preferred Stock, the Warrants were valued at $4.2 million and the shares of Preferred Stock were valued at $14.7 million. The difference between the carrying value and the face value of the Preferred Stock, along with dividends accrued, is being accreted using the effective interest rate method over the period the Preferred Stock is outstanding, and is recorded directly to retained earnings.

 Stock Options--

   In connection with the acquisition of Tinsley, the Company offered former Tinsley optionholders the opportunity to either exercise their existing options in Tinsley for cash or to convert their options into options of the Company. Pursuant to this offer, on February 27, 1999, the Company granted options to purchase approximately 3,457 shares of Series B Common Stock of the Company at a weighted average exercise price of $303. Additionally, on March 31, 1999, the Company granted options to purchase approximately 8,900 shares of Series A Common Stock of the Company at an exercise price of $513, the estimated fair market value at that date, to certain key Tinsley employees. The options to purchase Series A Common Stock vest over a four-year period.

Note 5--Comprehensive Income

   Prior to the acquisition of Tinsley, the Company had no amounts to report as other comprehensive income pursuant to Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Company's comprehensive income consisted of the following:

                                                                Three Months
                                                                 Ended March
                                                                     31,
                                                                --------------
                                                                1998    1999
                                                                -----  -------
      Net income (loss)........................................ $(788) $(1,794)
      Foreign currency translation adjustment..................   --    (6,117)
                                                                -----  -------
      Comprehensive income (loss).............................. $(788) $(7,911)
                                                                =====  =======

Note 6--Segment Information

   The Company operates in one business segment, providing specialty packaging for various consumer products markets. During the third quarter of 1998, the Company expanded its specialty packaging operations geographically to include the United Kingdom and Europe. The following table presents sales and other financial information for each geographic region as of and for the three months ended March 31, 1999:

                                                          Operating Identifiable
      Geographic Regions                           Sales   Income      Assets
      ------------------                          ------- --------- ------------
      United States.............................. $35,381  $2,592     $141,557
      U.K. and Europe............................  28,810   1,311      211,248
                                                  -------  ------     --------
      Total geographic segments..................  64,191   3,903      352,805
      Unallocated corporate expense..............     --     (577)         --
      Corporate assets...........................     --      --        10,661
                                                  -------  ------     --------
      Consolidated totals........................ $64,191  $3,326     $363,466
                                                  =======  ======     ========

                      IMPAC GROUP, INC. AND SUBSIDIARIES

Note 7--Guarantors and Financial Information

   The following unaudited condensed consolidating financial information is presented for purposes of complying with the reporting requirements of the subsidiaries of IMPAC that have guaranteed IMPAC's obligations with respect to the Senior Subordinated Notes (the "Subsidiary Guarantors"). The Subsidiary Guarantors are directly or indirectly wholly-owned subsidiaries of the Company and have fully and unconditionally guaranteed the Senior Subordinated Notes on a joint and several basis. During the three months ended March 31, 1999, certain foreign subsidiaries of the Company that were formed or acquired in connection with the acquisition of Tinsley provided full and unconditional guarantees on the Senior Subordinated Notes and are included in the unaudited condensed consolidating financial information below as Subsidiary Guarantors. Separate financial statements and other disclosures with respect to the Subsidiary Guarantors are not presented because the Company believes that such financial statements and other information would not provide additional information that is material to investors. The unaudited condensed consolidating financial information presents unaudited condensed consolidating financial statements as of March 31, 1999 and for the three months ended March 31, 1999 of:

     (a) IMPAC on a parent company only basis ("IMPAC Parent"), carrying its investments in subsidiaries under the equity method;

     (b) the Subsidiary Guarantors, which include IMPAC's domestic subsidiaries AGI Incorporated, Klearfold, Inc., KF-International, Inc., and KF-Delaware, Inc. and its foreign subsidiaries IMPAC Europe Holdings Limited, Levelprompt Limited, IMPAC Europe Limited, James Upton Limited, Tinsley Robor Labels Limited, Tinsley Robor Sales Limited, Sonicon Limited, Tophurst Properties Limited and Printing Resources Limited, carrying any investments in subsidiaries under the equity method;

     (c) the subsidiaries of IMPAC that have not guaranteed IMPAC's obligations with respect to the Senior Subordinated Notes, which include IMPAC's foreign subsidiaries Van de Steeg Packaging B.V., James Upton Holding B.V., James Upton B.V., James Upton GmbH and Music Print B.V. (together, the "Non-Guarantor Subsidiaries");

     (d) elimination entries necessary to consolidate IMPAC Parent and its subsidiaries; and

     (e) IMPAC on a consolidated basis ("IMPAC Consolidated").

             UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME
                       THREE MONTHS ENDED MARCH 31, 1999

                                                  Non-
                           IMPAC   Subsidiary  Guarantor                   IMPAC
                          Parent   Guarantors Subsidiaries Eliminations Consolidated
                          -------  ---------- ------------ ------------ ------------
Net sales...............  $   --    $51,509     $13,188       $(506)      $64,191
Cost of goods sold......      --     37,043       9,998        (506)       46,535
                          -------   -------     -------       -----       -------
Gross profit............      --     14,466       3,190         --         17,656
Selling, general and
 administrative
 expenses...............      577    11,545       2,208         --         14,330
                          -------   -------     -------       -----       -------
Operating income (loss).     (577)    2,921         982         --          3,326
Equity earnings (losses)
 in subsidiaries........   (1,090)      356         --          734           --
Interest expense, net...     (595)   (4,679)       (348)        --         (5,622)
                          -------   -------     -------       -----       -------
Income (loss) before
 income taxes...........   (2,262)   (1,402)        634         734        (2,296)
Income (taxes) benefit..      468       312        (278)        --            502
                          -------   -------     -------       -----       -------
Net income (loss).......  $(1,794)  $(1,090)    $   356       $ 734       $(1,794)
                          =======   =======     =======       =====       =======

                       IMPAC GROUP, INC. AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 1999

                                                 Non-
                          IMPAC   Subsidiary  Guarantor                   IMPAC
                          Parent  Guarantors Subsidiaries Eliminations Consolidated
                         -------- ---------- ------------ ------------ ------------
Current assets:
  Cash.................. $    191  $  3,791    $ 4,376     $     --      $  8,358
  Trade accounts
   receivable, net......      --     35,862      6,494           --        42,356
  Intercompany
   receivables..........   16,346     2,024        --        (18,370)         --
  Inventories...........      --     21,852      1,968           --        23,820
  Other current assets..       91     8,303      2,179           --        10,573
                         --------  --------    -------     ---------     --------
    Total current
     assets.............   16,628    71,832     15,017       (18,370)      85,107
                         --------  --------    -------     ---------     --------
  Property, plant and
   equipment, net.......      --     83,758     21,478           --       105,236
  Goodwill, net.........      --    138,701     20,639           --       159,340
  Intercompany
   receivables..........  165,970    17,191        --       (183,161)         --
  Investment in
   subsidiaries.........   77,042    42,452        --       (119,494)         --
  Other assets..........   10,379     2,508        896           --        13,783
                         --------  --------    -------     ---------     --------
    Total assets........ $270,019  $356,442    $58,030     $(321,025)    $363,466
                         ========  ========    =======     =========     ========
Current liabilities:
  Current maturities of
   long-term debt....... $  1,010  $  3,180    $ 1,077     $     --      $  5,267
  Trade payables........      --     20,453      6,245           --        26,698
  Intercompany payables.      --     15,060     20,179       (35,239)         --
  Accrued expenses......      410    17,289      3,445            (4)      21,140
                         --------  --------    -------     ---------     --------
    Total current
     liabilities........    1,420    55,982     30,946       (35,243)      53,105
                         --------  --------    -------     ---------     --------
Long-term debt..........  210,852    27,703      3,008           --       241,563
Other noncurrent
 liabilities............      --     10,997         54           --        11,051
Intercompany debt.......      --    165,970        --       (165,970)         --
                         --------  --------    -------     ---------     --------
    Total liabilities...  212,272   260,652     34,008      (201,213)     305,719
                         --------  --------    -------     ---------     --------
Mandatorily redeemable
 preferred stock........   15,308       --         --            --        15,308
                         --------  --------    -------     ---------     --------
Total shareholders'
 equity.................   42,439    95,790     24,022      (119,812)      42,439
                         --------  --------    -------     ---------     --------
Total liabilities and
 shareholders' equity... $270,019  $356,442    $58,030     $(321,025)    $363,466
                         ========  ========    =======     =========     ========

                       IMPAC GROUP, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       THREE MONTHS ENDED MARCH 31, 1999

                                                  Non-
                          IMPAC    Subsidiary  Guarantor                   IMPAC
                          Parent   Guarantors Subsidiaries Eliminations Consolidated
                         --------  ---------- ------------ ------------ ------------
Cash flows from
 operating activities:
  Net cash provided by
   (used for) operating
   activities........... $ (2,382)  $ 1,272     $ 4,012        $--        $  2,902
                         --------   -------     -------        ----       --------
Cash flows from
 investing activities:
  Capital expenditures..      --     (2,643)     (2,092)        --          (4,735)
                         --------   -------     -------        ----       --------
Cash flows from
 financing activities:
  Net change in
   borrowings under
   revolving credit
   line.................    8,705       --          --          --           8,705
  Repurchase of common
   stock................  (18,806)      --          --          --         (18,806)
  Proceeds from issuance
   of preferred stock
   and stock warrants...   18,881       --          --          --          18,881
  Loans and advances
   (to) from related
   parties..............   (3,082)    4,972      (1,890)        --             --
  Other financing
   activities...........   (1,024)     (919)       (401)        --          (2,344)
                         --------   -------     -------        ----       --------
Net cash provided by
 financing activities...    4,674     4,053      (2,291)        --           6,436
                         --------   -------     -------        ----       --------
  Effect of exchange
   rate differences on
   cash.................   (2,420)     (278)      2,214         --            (484)
                         --------   -------     -------        ----       --------
Decrease in cash........     (128)    2,404       1,843         --           4,119
Cash, beginning of
 period.................      319     1,387       2,533         --           4,239
                         --------   -------     -------        ----       --------
Cash, end of period..... $    191   $ 3,791     $ 4,376        $--        $  8,358
                         ========   =======     =======        ====       ========

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

 General

   On March 12, 1998, KFI Holding Corporation ("KFI"), the parent company of Klearfold, Inc. ("Klearfold"), completed both its acquisition of AGI Incorporated ("AGI") and also the issuance of the Company's 10 1/8% Senior Subordinated Notes due 2008 ("Senior Subordinated Notes"). Upon consummation of these transactions KFI changed its corporate name to IMPAC Group, Inc. ("IMPAC" and collectively with its consolidated subsidiaries, the "Company"). On September 11, 1998, IMPAC acquired substantially all of the outstanding capital stock of Tinsley Robor plc ("Tinsley"). IMPAC funded the acquisition of Tinsley through borrowings under the Amended and Restated Multicurrency Credit Facility dated as of July 7, 1998 (the "Credit Facility"), proceeds from the sale of common stock to IMPAC's existing stockholders or their affiliates and the issuance of five year promissory notes to former Tinsley shareholders. References below to the "Company" mean IMPAC Group, Inc. and its consolidated subsidiaries.

   As a result of these transactions, the Company's historical consolidated financial statements for the three months ended March 31, 1999 and 1998 are not comparable due to the inclusion in the consolidated financial statements of AGI's and Tinsley's assets, liabilities and operating results from the dates of acquisition. Management believes that the pro forma results of operations for the three months ended March 31, 1998, which assume that the acquisitions of AGI and Tinsley and the borrowings incurred to fund those acquisitions occurred as of January 1, 1998, present a more meaningful basis from which to compare the Company's historical operating results for the three months ended March 31, 1999. As such, the discussion and analysis of the historical results of operations and financial position for the three months ended March 31, 1999 and 1998 are supplemented with the discussion and analysis of the results of operations and financial position for the historical three months ended March 31, 1999 compared to the pro forma three months ended March 31, 1998.

   IMPAC is a holding company with no material assets or operations other than its investments in its wholly-owned subsidiaries. All of the Company's domestic subsidiaries and certain foreign subsidiaries of the Company have guaranteed the Senior Subordinated Notes on a full, unconditional, joint and several basis, subject to the subordination provisions in the related Indenture (the "Subsidiary Guarantors"). Separate financial statements and other disclosures of the Subsidiary Guarantors have not been presented in this Form 10-Q because the Company believes that such financial statements and other information would not provide additional information that is material to investors. However, the condensed consolidating financial information of the parent Company and its Subsidiary Guarantors have been presented in Note 7 of the Unaudited Condensed Consolidated Financial Statements for purposes of complying with the reporting requirements.

 Overview

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

Results of Operations

 Historical Three Months Ended March 31, 1999 Compared to Pro Forma Three Months Ended March 31, 1998

   The following table sets forth certain unaudited income statement data (expressed as a percentage of net sales) for the pro forma three months ended March 31, 1998 (the "1998 period") and the historical three months ended March 31, 1999 (the "1999 period"). The unaudited income statement data for the three months ended

March 31, 1998 are presented on a pro forma basis as if the acquisitions of AGI and Tinsley and the borrowings incurred to fund those acquisitions occurred as of January 1, 1998.

                                                       Three Months Ended March
                                                                 31,
                                                       ------------------------
                                                          1998         1999
                                                       ----------- ------------
                                                       (Pro forma) (Historical)
      Income Statement Data:
      Net sales.......................................   100.0%       100.0%
      Cost of goods sold..............................    72.2%        72.5%
                                                         ------       ------
      Gross profit....................................    27.8%        27.5%
      Selling, general and administrative expenses....    22.1%        22.3%
                                                         ------       ------
      Operating income................................     5.7%         5.2%
      Interest expense, net...........................     9.2%         8.8%
                                                         ------       ------
      Income (loss) before income taxes and
       extraordinary item.............................   (3.5%)       (3.6%)
      Income taxes (benefit)..........................   (0.7%)       (0.8%)
                                                         ------       ------
      Income (loss) before extraordinary item.........   (2.8%)       (2.8%)
                                                         ======       ======

   Net Sales for the 1999 period were $64.2 million compared to $57.8 million for the 1998 period, an increase of 11.0%. This increase was due to a $4.4 million increase in entertainment packaging, a $1.2 million increase in cosmetics packaging and a $0.8 million increase in other consumer products packaging. The entertainment packaging increase was due primarily to an increase in music packaging sales resulting from improved market penetration relating to the start-up of the Company's Grover, North Carolina facility in April 1998 and the acquisition of Music Print in November 1998. The increase in cosmetics packaging relates primarily to increased volume to the Company's existing customers resulting from improved sales and marketing efforts and favorable market conditions. The increase in other consumer products packaging resulted primarily from an increase in sales of a hologravure label application for a customer in the personal computer market.

   Gross Profit for the 1999 period was $17.7 million compared to $16.1 million for the 1998 period, an increase of 9.7%. The increase in gross profit was due predominantly to the sales increase noted above. The decrease in gross margin from 27.8% to 27.5% was due primarily to the integration of Music Print into the Company's European operations.

   Selling, General and Administrative Expenses for the 1999 period were $14.3 million compared to $12.8 million for the 1998 period, an increase of 12.0%. SG&A as a percentage of sales increased from 22.1% to 22.3%. The increase in SG&A was due primarily to increased costs associated with the Company's integration to a new enterprise resource planning ("ERP") system, increases in anticipated payouts under various compensation programs tied to sales and profitability and costs associated with the restructuring of certain of the Company's European operations.

   Operating Income was $3.3 million for both the 1999 and 1998 periods due to the factors discussed above.

   Net Interest Expense for the 1999 period was $5.6 million compared to $5.4 million for the 1998 period, an increase of 3.9%. The increase is due primarily to an increase in revolver borrowings under the Credit Facility.

   Income Taxes for the 1999 period were a benefit of $0.5 million compared to $0.4 million for the 1998 period. The Company's effective rate of tax benefit for the periods was less than the U.S. federal statutory rate primarily due to the effect of non-deductible goodwill amortization of approximately $1.0 million in each period.

   Net Loss for the 1999 period increased to $1.8 million compared to $1.7 million for the 1998 period due to the factors discussed above. The pro forma net loss for the 1998 period does not include an extraordinary charge of $0.6 million, net of tax, related to the early extinguishment of debt.

 Historical Three Months Ended March 31, 1999 Compared to Historical Three Months Ended March 31, 1998

   The results of operations for the three months ended March 31, 1998 (the "1998 period") include the results of AGI from March 13, 1998 and do not include any results of Tinsley. The results of operations for the three months ended March 31, 1999 (the "1999 period") include the results of AGI and Tinsley for the entire period. The Company's growth in net sales, gross profit and operating income during the 1999 period as compared to the 1998 period relates primarily to the effect of these acquisitions. Net interest expense increased from $1.2 million in the 1998 period to $5.6 million in the 1999 period due to the additional borrowings incurred to fund the acquisitions of AGI and Tinsley. Income taxes for the 1999 period were a benefit of $0.5 million compared to $0.1 million for the 1998 period. The Company's effective tax rates decreased from a benefit of 35.3% in the 1998 period to 21.9% in the 1999 period primarily due to the effect of an increase in non-deductible goodwill amortization of approximately $1.0 million. The net loss for the 1999 period increased to $1.8 million compared to $0.8 million during the 1998 period due to the factors discussed above. The net loss for the 1998 period includes an extraordinary charge of $0.6 million, net of tax, related to the early extinguishment of debt.

Liquidity and Capital Resources

   Net cash provided by operating activities for the 1999 period was $2.9 million compared to net cash used for operating activities of $1.3 million for the 1998 period. Income from operations before non-cash charges increased to $2.8 million from $0.4 million primarily due to the acquisition of AGI and Tinsley. In the 1999 period, income from operations before non-cash charges of $2.8 million, the issuance of Preferred Stock and Warrants, $8.7 million of revolver borrowings under the Credit Facility and a $0.1 million decrease in working capital requirements were used to fund the repurchase of common stock, the repayment of $0.3 million of bank borrowings, $0.8 million of debt issuance costs, $1.3 million decrease in capital leases and $4.7 million of capital expenditures. In the 1998 period, income from operations before non-cash charges of $0.4 million, the issuance of the Senior Subordinated Notes and Common Stock and $0.2 million of proceeds from the Company's industrial revenue bonds were used to fund the acquisition of AGI, the repayment of $29.9 million of bank borrowings, $4.3 million of debt issuance costs, $0.8 million of capital expenditures and a $1.7 million increase in working capital requirements.

   The Company's primary cash requirements historically have related to capital expenditures, working capital and debt service. The Company has historically funded these requirements through internally generated cash flow, borrowings under bank credit arrangements and the issuance of industrial revenue bonds. The Company currently expects to spend $27.5 million on capital expenditures in 1999. The Company expects to fund its capital expenditures and other working capital requirements in 1999 through internally generated cash flow and borrowings under the Credit Facility.

   On January 12, 1999, IMPAC issued 20,000 shares of Series A Mandatorily Redeemable Preferred Stock (the "Preferred Stock") with a face value of $20.0 million together with detachable, ten-year warrants (the "Warrants") to purchase 6,913 shares of Common Stock at an exercise price of $0.01 per share, for net proceeds of $18.9 million. IMPAC used the net proceeds from the sale of Preferred Stock to acquire 30,088 shares of outstanding Series A Common Stock. The Preferred Stock accrues dividends on a cumulative basis at 14% per annum for years 1-5, 15% per annum for year 6, and either 14% or 15% per annum for years 7-10 depending on whether the dividends are paid in cash or with additional Preferred Stock, respectively. During the first six years after issuance, dividends on the Preferred Stock are payable solely by issuing additional shares of Preferred Stock. The Preferred Stock accrues dividends at 24% per annum if certain events occur, including an event of non-compliance as defined and certain significant changes in the ownership of IMPAC. IMPAC is required to redeem all outstanding shares of Preferred Stock on December 31, 2008 at face value plus all accrued and unpaid dividends. IMPAC may redeem some or all outstanding shares of Preferred Stock at an earlier date, provided, however, that a premium of up to 10% be paid. The Preferred Stock is not redeemable at the option of the holders of Preferred Stock. The Preferred Stock contains covenants, among others, limiting additional indebtedness, restricted payments, guaranties, advances to affiliates, mergers, asset sales and dispositions. The Preferred Stock ranks senior to all classes of Common Stock with respect to dividend distributions and distributions upon the liquidation or dissolution of IMPAC.

   IMPAC is a holding company with no operations of its own. The Company's ability to make required interest payments on the Senior Subordinated Notes depends upon its ability to receive funds from its domestic and foreign subsidiaries. The Company, at its discretion, controls the receipt of dividends or other payments from its domestic and foreign subsidiaries, subject in the case of certain foreign subsidiaries to limitations that may be imposed under the laws of the applicable jurisdictions of organization. These limitations are not considered to be material to the Company as a whole. There are no contractual restrictions, under the Credit Facility or otherwise, upon the ability of the Subsidiary Guarantors to make distributions or pay dividends, directly or indirectly, to IMPAC.

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

Adoption of New Accounting Standard

   In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 1999. Due to the recent release and complexity of this new standard, an assessment of the impact it will have on the financial position or results of operations has not been completed.

Year 2000 Issues

   The information provided below constitutes "Year 2000 Readiness Disclosure" as defined in the Year 2000 Information and Readiness Disclosure Act and is subject to the terms thereof. The following description of the Company's remediation process is meant for information purposes and not as a form of covenant, warranty, representation or guarantee of any kind. In addition, many of the Company's year 2000-related efforts are dependent upon third parties that are effectively beyond the Company's control.

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

 Projects

   The Domestic Project is divided into 4 major areas: (i) Infrastructure Systems, (ii) Applications Software, (iii) Manufacturing Equipment, and (iv) External Stakeholders. At the present time, the Infrastructure Systems portion of the project is believed to be complete in so far as it pertains to Y2K. This includes personal computers, local and wide area networks and telephony. In addition, desktop environments have been standardized and all such applications are now believed to be Y2K compliant. At present, the Applications Software at AGI and Klearfold are different. These systems will be harmonized with the implementation of the ORACLE ERP system. The Company has retained an outside consultant to assist in the integration of the business and systems processes into an ORACLE ERP solution. With respect to AGI, this implementation is approximately 70 percent complete with full implementation expected in mid 1999. With respect to Klearfold, a Y2K compliant patch has been installed to its Applications Software, allowing for the ORACLE implementation to take place after the year 2000. A contingency plan for the AGI Applications Software has been developed and is currently in the testing process. With respect to the Manufacturing Equipment portion of the project, a comprehensive review of Manufacturing Equipment has been completed and the Company believes that substantially all significant equipment is Y2K compliant. With respect to its External Stakeholders, the Company is in the process of contacting its material suppliers and Electronic Data Interfaces with third party customers and vendors are in the process of review.

   Tinsley implemented the SAGE accounting application for its UK subsidiaries in the second half of 1998. The European subsidiaries operate stand alone accounting systems which the Company believes are Y2K compliant. In addition, the Company expects that the IMPRINT management information system, which is used by Tinsley, will become Y2K compliant during the balance of 1999.

 Costs

   The total cost associated with required modifications to business systems is not expected to be material to the financial position of the Company. The estimated cost of the Domestic Project is $8.3 million, of which $3.3 million was spent through December 31, 1998 and $1.3 was spent in the first quarter of 1999. The residual amount of $3.7 million is to be spent during the remainder of 1999. The Company will fund the Domestic Project, along with its other capital expenditures, with internally generated cash flows along with additional Revolver borrowings, as necessary.

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

Euro

   The European Community introduced a common European monetary unit, called the Euro, effective January 1, 1999. The UK, where Tinsley is headquartered, has opted not to adopt the Euro. However, certain subsidiary operations are in countries such as The Netherlands, the Republic of Ireland and Austria, which participated in its introduction. The new SAGE system implemented at Tinsley is capable of handling multicurrency transactions, with the Euro being a currency in its portfolio. The Company does not believe that the introduction of the Euro will have a material adverse effect on the results of its operations. See Liquidity and Capital Resources for further discussion of currency and exchange rate issues.

Cautionary Note

   This Form 10-Q may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to statements regarding: the redemption by the Company of the Preferred Stock; the funding of and the projected amount of capital expenditures in 1999; the development by the Company of a currency hedging program; the impact of the new FASB statement; the Company's projects with respect to Y2K issues and the possibility of interruptions caused therefrom; expectations regarding the Company's Y2K compliance; the effect of the introduction of the Euro; the Company's ability to incur substantial additional indebtedness; and, certain other statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, those described below:

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

  . Several of IMPAC's foreign subsidiaries are not required to deliver a guarantee with respect to the Senior Subordinated Notes. Additionally, IMPAC is allowed under the Indenture to acquire or create additional foreign subsidiaries that may not be required to deliver a guarantee with respect to the Senior Subordinated Notes.

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

  . Upon a change of control, as defined in the Indenture, the Company will be required to offer to repurchase all outstanding Senior Subordinated Notes at 101% of the principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, to the date of repurchase. However, there can be no assurance that sufficient funds will be available at the time of any change of control to make any required repurchases of Senior Subordinated Notes tendered or that restrictions in the Credit Facility will allow the Company to make such required repurchases. Furthermore, upon certain ownership changes, the dividend rate on the Preferred Stock will increase to 24%.

  . Prior to March 1998, the Company had no prior history as a combined entity and its operations had not previously been managed on a combined basis. Prior to the combination of AGI and Klearfold in March, 1998 and the acquisition of Tinsley in September, 1998, AGI, Klearfold and Tinsley were operated as separate entities. The 1998 historical and pro forma financial information presented in this Form 10-Q may not necessarily be indicative of the results that would have been attained had the Company operated on a combined basis.

  . A substantial portion of the Company's business is now conducted in international markets. Risks inherent in foreign operations, such as fluctuations in foreign currency exchange rates and changes in social, political and economic conditions, could materially adversely affect the Company's business.

  . The Company's packaging products are almost entirely targeted to consumer products companies. Sales of consumer products are subject to changing tastes and technologies that cannot be predicted. In addition to technical and new product changes that could affect demand for the Company's products in traditional distribution channels, demand for the Company's products could also be materially affected by change in retail distribution channels, such as the anticipated growth in electronic commerce distribution channels in which products are sold directly to customers over the Internet. The Company's success will depend, in part, upon its continued ability to manufacture products that meet changing customer needs and industry-wide shifts, successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis and enhance and expand its existing product offerings.

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

   Risk factors, cautionary statements and other conditions that could cause actual results to be adversely affected are contained in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Annual Report") and the foregoing discussion should be read in conjunction with the Cautionary Note section of Management's Discussion and Analysis of Financial Condition and Results of Operations of the 1998 Annual Report.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

   There have been no material changes in the Company's market risk exposures since December 31, 1998.

                          PART II--OTHER INFORMATION

ITEM 1: Legal Proceedings

   None

ITEM 2: Changes in Securities and Use of Proceeds

   On January 12, 1999, IMPAC Group, Inc. (the "Company" or the "Registrant") issued to BT Capital Investors, L.P. and Phoenix Home Life Mutual Insurance Company, for an aggregate consideration of $20,000,000, (i) an aggregate of 20,000 shares of Series A Mandatorily Redeemable Preferred Stock, $0.001 par value per share (the "Preferred Stock") and (ii) detachable, ten-year Warrants to purchase an aggregate of 6,913 shares of IMPAC's Series A Common Stock at an exercise price of $0.01 per share (the "Warrants"). The Company used the net proceeds from the sale of Preferred Stock to acquire 30,087 shares of outstanding Series A Common Stock. The Warrants are exercisable at any time during the ten-year period subsequent to their issuance. The issuances of such Preferred Stock and Warrants were made by the Company in reliance on the exemption from registration provided under Regulation D under the Securities Act of 1933, as amended. See Note 4 of the Unaudited Condensed Consolidated Financial Statements.

ITEM 3: Defaults Upon Senior Securities

   None

ITEM 4: Submission of Matters to a Vote of Security Holders

   On January 8, 1999, the Company's stockholders consented, in lieu of a meeting, to an additional restatement of the Company's Amended and Restated Certificate of Incorporation. Such stockholder action was consented to by the affirmative vote of the holders of approximately 119,586 shares of the Company's Common Stock. On March 26, 1999, the Company's stockholders consented, in lieu of a meeting, to the election of M. Shaun Lawson and Lee Newbon to the Company's Board of Directors with each of Richard Block, Zenas Block, David H. Horowitz, Melvin B. Herrin, H. Scott Herrin, Michael Gilligan and Michel Reichert continuing as directors of the Company. Such stockholder action was consented to by the affirmative vote of the holders of approximately 132,735 shares of the Company's Common Stock.

ITEM 5: Other Information

   None

ITEM 6: Exhibits and Reports on Form 8-K

   (a) Exhibits

     Exhibit
     Number                              Description
     -------                             -----------
      3.3    Second Amended and Restated By-laws of the Company.*

      3.5    Fourth Amended and Restated Certificate of Incorporation of the
             Company.*

      4.5 Second Supplemental Indenture, dated as of January 31, 1999, among the Company, State Street Bank and Trust Company, as Trustee and the Company's subsidiaries party thereto.

     10.61   Second Amended and Restated Stockholder Agreement, dated as of
             January 11, 1999, between the Company and its stockholders.*


     Exhibit
     Number                              Description
     -------                             -----------
     10.62   Securities Purchase Agreement, dated January 11, 1999, between the
             Company, BT Capital Investors, L.P. ("BT") and Phoenix Home Life
             Mutual Insurance Company ("Phoenix").*

     10.63 Warrant, dated January 11, 1999, issued to BT for the purchase of the Company's common stock.*

     10.64 Warrant, dated January 11, 1999, issued to Phoenix for the purchase of the Company's common stock.*

     10.69   Fifth Amendment to the Credit Facility, dated as of January 11,
             1999, among BofA, the Company, AGI and Klearfold.*

     10.83   First Amendment to Employment, Non-Competition and Stock
             Repurchase Agreement , dated asof January 8, 1999, by and between the Company and David C. Underwood.*

     10.84   First Amendment to Employment, Non-Competition and Stock
             Repurchase Agreement, dated as of January 8, 1999, by and between the Company and Dean Henkel.*

     10.85 Letter Agreement, dated as of January 7, 1999, between the Company and certain employees.*

     10.86   First Amendment to Employment, Non-Competition and Stock
             Repurchase Agreement, dated as of January 8, 1999, by and between the Company and Richard Oppenheimer.*

     10.100  Letter Agreement, dated as of January 11, 1999, between Heritage
             Fund II Investment Corporation and the Company.*

     10.103  First Amendment to Employment, Non-Competition and Stock
             Repurchase Agreement, dated as of January 13, 1999, by and between the Company and Melvin B. Herrin.

     10.104  First Amendment to Employment, Non-Competition and Stock
             Repurchase Agreement, dated as of January 13, 1999, by and between the Company and Richard Block.

     10.105  First Amendment to Employment, Non-Competition and Stock
             Repurchase Agreement, dated as of January 13, 1999, by and between the Company and Jacqueline Barry.

     10.106  First Amendment to Agreement Relating to Employment and Stock
             Ownership, dated as of January 13, 1999, by and between the Company and Craig Wilson.

     10.107  First Amendment to Agreement Relating to Employment and Stock
             Ownership, dated as of January 13, 1999, by and between the Company and Richard Mazurek.

     10.108  First Amendment to Agreement Relating to Employment and Stock
             Ownership, dated as of January 13, 1999, by and between the Company and Steve Frazier.

     27.1    Financial Data Schedule.

--------
* Incorporated by reference to the same numbered exhibit to the Registrant's Form 10-K filed by the
   Registrant for the fiscal year ending December 31, 1998.

   (b) Reports on Form 8-K

   None