Form 10-Q
period 1999-06-30
IMPAC GROUP INC /DE/
filed 1999-08-10
CIK 1058452

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                        Commission File Number 333-48821

                               IMPAC Group, Inc.
             (Exact name of registrant as specified in its charter)

                                    Delaware
                        (State or other jurisdiction of
                         incorporation or organization)

                                   23-2923682
                                (I.R.S. Employer
                              Identification No.)

              1950 North Ruby Street, Melrose Park, Illinois 60160 (Address of principal executive offices including zip code)

       Registrant's telephone number, including area code: (708) 344-9100

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [_] NO

   Number of shares of Series A Common Stock, $0.001 par value per share (the "Series A Common Stock") and Series B Common Stock, $0.001 par value per share (the "Series B Common Stock" and, together with the Series A Common Stock, the "Common Stock") outstanding as of the close of business on August 6, 1999:

                 Class       Number of Shares Outstanding
            ---------------- ----------------------------
            Series A Common
             Stock                     161,920
            Series B Common
             Stock                       4,500

                                     INDEX

                                                                           Page
                                                                           ----
 PART I--FINANCIAL INFORMATION
    Item 1. Financial Statements
            Unaudited Condensed Consolidated Statements of Income for
             the Three Months Ended June 30, 1998 and 1999..............     3
            Unaudited Condensed Consolidated Statements of Income for
             the Six Months Ended June 30, 1998 and 1999................     4
            Unaudited Condensed Consolidated Balance Sheets as of
             December 31, 1998 and June 30, 1999........................     5
            Unaudited Condensed Consolidated Statement of Shareholders'
             Equity for the Six Months Ended June 30, 1999..............     6
            Unaudited Condensed Consolidated Statements of Cash Flows
             for the Six Months Ended June 30, 1998 and 1999............     7
            Notes to Unaudited Condensed Consolidated Financial
             Statements.................................................     8
    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of  Operations..................................    14
    Item 3. Quantitative and Qualitative Disclosures About Market Risk..    23
 PART II--OTHER INFORMATION..............................................   24

                         PART I--FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                       IMPAC GROUP, INC. AND SUBSIDIARIES

             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                   Three Months Ended June 30, 1998 and 1999
                                 (In thousands)

                                                               1998     1999
                                                              -------  -------
Net sales.................................................... $35,734  $66,082
Cost of goods sold...........................................  28,316   46,926
                                                              -------  -------
Gross profit.................................................   7,418   19,156
Selling, general and administrative expenses.................   6,551   14,221
                                                              -------  -------
Operating income.............................................     867    4,935
Other income (expense):
  Interest income............................................      66       27
  Interest expense...........................................  (2,932)  (5,714)
  Loss on sale of fixed assets...............................    (125)    (112)
                                                              -------  -------
Income (loss) before income taxes............................  (2,124)    (864)
Income (taxes) benefit.......................................     755      247
                                                              -------  -------
Net income (loss)............................................ $(1,369) $  (617)
                                                              =======  =======




   The accompanying notes are an integral part of these financial statements

                       IMPAC GROUP, INC. AND SUBSIDIARIES

             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    Six Months Ended June 30, 1998 and 1999
                                 (In thousands)

                                                              1998      1999
                                                             -------  --------
Net sales................................................... $51,535  $130,273
Cost of goods sold..........................................  40,734    93,461
                                                             -------  --------
Gross profit................................................  10,801    36,812
Selling, general and administrative expenses................   9,082    28,551
                                                             -------  --------
Operating income............................................   1,719     8,261
Other income (expense):
  Interest income...........................................      72        58
  Interest expense..........................................  (4,154)  (11,339)
  Loss on sale of fixed assets..............................    (125)     (140)
                                                             -------  --------
Income (loss) before income taxes and extraordinary item....  (2,488)   (3,160)
Income (taxes) benefit......................................     882       749
                                                             -------  --------
Income (loss) before extraordinary item.....................  (1,606)   (2,411)
Extraordinary charge for early retirement of debt,
 net of tax benefit of $368.................................    (552)      --
                                                             -------  --------
Net income (loss)........................................... $(2,158) $ (2,411)
                                                             =======  ========


   The accompanying notes are an integral part of these financial statements

                       IMPAC GROUP, INC. AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                       December 31,  June 30,
                        ASSETS                             1998        1999
                        ------                         ------------ -----------
                                                                    (unaudited)
Current assets:
 Cash.................................................   $  4,239    $  3,137
 Trade accounts receivable, net of allowances of
  $1,517 in 1998 and $1,880 in 1999...................     44,361      44,336
 Other receivables....................................      4,278       3,974
 Inventories..........................................     23,982      25,284
 Deferred income taxes................................      3,160       3,727
 Prepaids and other current assets....................      1,650       3,152
                                                         --------    --------
   Total current assets...............................     81,670      83,610
Long-term assets:
 Property, plant and equipment, net...................    107,669     110,712
 Goodwill, net........................................    163,623     155,779
 Deferred financing costs, net........................     10,449      10,617
 Restricted cash......................................        426         430
 Other assets.........................................      2,498       2,605
                                                         --------    --------
   Total assets.......................................   $366,335    $363,753
                                                         ========    ========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
 Bank overdraft.......................................   $  4,804    $  5,621
 Current maturities of long-term debt.................      5,487       6,502
 Trade payables.......................................     20,289      20,915
 Accrued expenses.....................................     23,800      25,791
                                                         --------    --------
   Total current liabilities..........................     54,380      58,829
                                                         --------    --------
Long-term debt........................................    235,072     240,791
Deferred income taxes.................................     10,477      10,083
Other noncurrent liabilities..........................        823         782
                                                         --------    --------
   Total liabilities..................................    300,752     310,485
                                                         --------    --------
Mandatorily redeemable preferred stock................        --       15,929
                                                         --------    --------
Shareholders' equity:
 Common stock, series A, $.001 par value; 1,000,000
  shares authorized, 191,746 and 161,585 shares
  issued and outstanding at December 31, 1998 and
  June 30, 1999, respectively.........................          0           0
 Common stock, series B, $.001 par value; 50,000
  shares authorized, 4,500 shares issued and
  outstanding at December 31, 1998 and June 30,
  1999................................................          0           0
 Paid in capital......................................     98,625      79,774
 Warrants outstanding.................................        --        4,207
 Carryover basis adjustment...........................    (37,143)    (37,143)
 Accumulated other comprehensive income...............       (681)    (10,576)
 Retained earnings....................................      4,782       1,077
                                                         --------    --------
   Total shareholders' equity.........................     65,583      37,339
                                                         --------    --------
   Total liabilities & shareholders' equity...........   $366,335    $363,753
                                                         ========    ========

   The accompanying notes are an integral part of these financial statements

                       IMPAC GROUP, INC. AND SUBSIDIARIES

       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                         Six Months ended June 30, 1999
                     (in thousands except number of shares)

                            Common Stock
                          ----------------
                                                                              Accumulated
                                                                 Carryover       Other
                          Number of        Paid-in    Warrants     Basis     Comprehensive Retained
                           Shares   Amount Capital   Outstanding Adjustment     Income     Earnings   Total
                          --------- ------ --------  ----------- ----------  ------------- --------  --------
Balance at December 31,
 1998...................   196,246  $  --  $ 98,625    $  --     $ (37,143)    $   (681)   $ 4,782   $ 65,583
Issuance of stock
 warrants...............       --      --       --      4,207          --           --         --       4,207
Repurchase of common
 stock..................   (34,661)    --   (18,851)      --           --           --         --     (18,851)
Accretion of mandatorily
 redeemable preferred
 stock..................       --      --       --        --           --           --      (1,294)    (1,294)
Foreign currency
 translation
 adjustment.............       --      --       --        --           --        (9,895)       --      (9,895)
Net income (loss).......       --      --       --        --           --           --      (2,411)    (2,411)
                           -------  ------ --------    ------    ---------     --------    -------   --------
Balance at June 30,
 1999...................   161,585  $  --  $ 79,774    $4,207    $ (37,143)    $(10,576)   $ 1,077   $ 37,339
                           =======  ====== ========    ======    =========     ========    =======   ========


   The accompanying notes are an integral part of these financial statements.

                       IMPAC GROUP, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Six Months Ended June 30, 1998 and 1999
                                 (In thousands)

                                                               1998     1999
                                                              -------  -------
Cash flows from operating activities:
  Net income (loss).......................................... $(2,158) $(2,411)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities--
    Extraordinary charge for early retirement of debt........     552      --
    Depreciation and amortization............................   2,864    9,176
    Amortization of goodwill.................................     300    2,035
    Loss on sale of fixed assets.............................     125      140
    Deferred income taxes....................................    (390)    (961)
    Changes in assets and liabilities--
      Trade accounts receivable, net.........................  (1,318)      25
      Inventories............................................  (4,465)  (1,302)
      Trade payables and bank overdraft......................   4,133    1,443
      Other assets and liabilities...........................   2,454      311
                                                              -------  -------
        Net cash provided by operating activities............   2,097    8,456
                                                              -------  -------
Cash flows from investing activities:
  Capital expenditures.......................................  (4,452) (15,923)
  Acquisition of AGI Incorporated, net of cash acquired...... (64,163)     --
                                                              -------  -------
        Net cash used for investing activities............... (68,615) (15,923)
                                                              -------  -------
Cash flows from financing activities:
  Net change in borrowings under revolving credit line.......     --    11,115
  Repayment of long-term debt................................ (29,850)    (506)
  Proceeds from senior subordinated notes.................... 100,000      --
  Decrease in capital leases.................................     --    (2,684)
  Decrease (increase) in restricted cash.....................     209       (4)
  Proceeds from issuance of common stock.....................   4,600      --
  Repurchase of common stock.................................     --   (18,851)
  Proceeds from issuance of preferred stock and stock
   warrants..................................................     --    18,842
  Change in deferred financing costs.........................  (4,714)    (982)
                                                              -------  -------
        Net cash provided by financing activities............  70,245    6,930
                                                              -------  -------
Effect of exchange rate differences on cash..................     --      (565)
                                                              -------  -------
Increase (decrease) in cash..................................   3,727   (1,102)
Cash, beginning of period....................................     194    4,239
                                                              -------  -------
Cash, end of period.......................................... $ 3,921  $ 3,137
                                                              =======  =======
Supplemental Cash Flow Information:
  Interest paid.............................................. $   963  $10,638
  Income taxes paid..........................................     (19)     667

   The accompanying notes are an integral part of these financial statements

                       IMPAC GROUP, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        (In thousands except share data)

Note 1--Basis of Presentation

   The interim unaudited condensed consolidated financial statements presented herein include the accounts of IMPAC Group, Inc. ("IMPAC") and all of its domestic and foreign wholly-owned subsidiaries (together, the "Company"). All intercompany transactions have been eliminated in consolidation.

   These interim condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the accompanying unaudited condensed consolidated financial statements are presented on a basis consistent with audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and the changes in cash flows at June 30, 1999 and for all periods presented.

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

 Acquisition of Music Print B.V.--

   On November 24, 1998, the Company purchased the outstanding capital stock of Music Print B.V. ("Music Print"), a Netherlands limited liability company, for approximately $5.3 million plus acquisition costs. Concurrently, the Company retired approximately $0.2 million of outstanding indebtedness of Music Print and purchased the facility in which Music Print operates for $1.3 million. The acquisition was funded through additional revolver borrowings under the Credit Facility.

                       IMPAC GROUP, INC. AND SUBSIDIARIES

 Unaudited Pro Forma for Acquisitions--

   The acquisitions of AGI, Tinsley and Music Print have been accounted for as purchases and, accordingly, their operating results have been included in the Company's consolidated financial statements from the dates of acquisition. The following unaudited pro forma information for the three and six months ended June 30, 1998 presents certain operating data calculated to reflect the acquisitions of AGI and Tinsley and the additional borrowings incurred to fund those acquisitions as if they occurred as of January 1, 1998.

                                Three Months Ended        Six Months Ended
                                     June 30,                 June 30,
                             ------------------------  ------------------------
                                1998         1999         1998         1999
                             ----------- ------------  ----------  ------------
                             (Pro forma) (As reported) (Pro forma) (As reported)
   Net sales................   $61,798     $66,082      $119,615     $130,273
   Net income (loss)........    (2,683)       (617)       (4,351)      (2,411)

   This pro forma data does not purport to represent what actual operating results would have been had the acquisitions been consummated on the dates indicated or what such results will be for any future period.

Note 3--Inventories

   Inventories consist of the following:

                                                           December 31, June 30,
                                                               1998       1999
                                                           ------------ --------
   Raw materials..........................................   $ 9,597    $ 8,931
   Work in process and finished goods.....................    14,385     16,353
                                                             -------    -------
                                                             $23,982    $25,284
                                                             =======    =======

Note 4--Equity

 Preferred Stock Issuance and Common Stock Repurchase--

   On January 12, 1999, IMPAC issued 20,000 shares of Series A Mandatorily Redeemable Preferred Stock (the "Preferred Stock") with a face value of $20.0 million together with detachable, ten-year warrants (the "Warrants") to purchase 6,913 shares of Series A Common Stock at an exercise price of $0.01 per share, for net proceeds of $18.8 million. IMPAC used the net proceeds from the sale of Preferred Stock to acquire 30,088 shares of outstanding Series A Common Stock. The Preferred Stock accrues dividends on a cumulative basis at 14% per annum for years 1-5, 15% per annum for year 6, and either 14% or 15% per annum for years 7-10 depending on whether the dividends are paid in cash or with additional Preferred Stock, respectively. During the first six years after issuance, dividends on the Preferred Stock are payable solely by issuing additional shares of Preferred Stock. The Preferred Stock accrues dividends at 24% per annum if certain events occur, including an event of non-compliance as defined and certain significant changes in the ownership of IMPAC. IMPAC is required to redeem all outstanding shares of Preferred Stock on December 31, 2008 at face value plus all accrued and unpaid dividends. IMPAC may redeem some or all outstanding shares of Preferred Stock at an earlier date, provided, however, that a premium of up to 10% be paid. The Preferred Stock is not redeemable at the option of the holders of Preferred Stock. The Preferred Stock contains covenants, among others, limiting additional indebtedness, restricted payments, guaranties, advances to affiliates, mergers, asset sales and dispositions. The Preferred Stock ranks senior to all classes of common stock with respect to dividend distributions and distributions upon the liquidation or dissolution of IMPAC.

                       IMPAC GROUP, INC. AND SUBSIDIARIES

   Upon issuance of the Preferred Stock, the Warrants were valued at $4.2 million and the shares of Preferred Stock were valued at $14.6 million. The difference between the carrying value and the face value of the Preferred Stock, along with dividends accrued, is being accreted using the effective interest rate method over the period the Preferred Stock is outstanding, and is recorded directly to retained earnings.

 Stock Options--

   In connection with the acquisition of Tinsley, the Company offered former Tinsley optionholders the opportunity to either exercise their existing options in Tinsley for cash or to convert their options into options of the Company. Pursuant to this offer, on February 27, 1999, the Company granted options to purchase approximately 3,457 shares of Series B Common Stock of the Company at a weighted average exercise price of $303. Additionally, on March 31, 1999 and April 29, 1999, the Company granted options to purchase approximately 8,900 and 8,299 shares, respectively, of Series A Common Stock of the Company at an exercise price of $513, the estimated fair market value at that date, to certain key employees. The options to purchase Series A Common Stock vest over a four-year period.

 Other Common Stock Repurchase--

   On June 11, 1999, the Company purchased approximately 73 shares of Series A Common Stock from a former employee for $37.

Note 5--Comprehensive Income

   Prior to the acquisition of Tinsley, the Company had no amounts to report as other comprehensive income pursuant to Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Company's comprehensive income consisted of the following:

                                           Three Months     Six Months Ended
                                          Ended June 30,        June 30,
                                          ----------------  -----------------
                                           1998     1999     1998      1999
                                          -------  -------  -------  --------
   Net income (loss)..................... $(1,369) $  (617) $(2,158) $ (2,411)
   Foreign currency translation
    adjustment...........................     --    (3,778)     --     (9,895)
                                          -------  -------  -------  --------
   Comprehensive income (loss)........... $(1,369) $(4,395) $(2,158) $(12,306)
                                          =======  =======  =======  ========

Note 6--Segment Information

   The Company operates in one business segment, providing specialty packaging for various consumer products markets. During the third quarter of 1998, the Company expanded its specialty packaging operations geographically to include the United Kingdom and Europe. The following table presents sales and other financial information for each geographic region as of and for the six months ended June 30, 1999:

                                                          Operating Identifiable
   Geographic Regions                            Sales     Income      Assets
   ------------------                           --------  --------- ------------
   United States............................... $ 73,994   $6,389     $149,453
   U.K. and Europe.............................   56,295    3,471      203,655
                                                --------   ------     --------
   Total geographic segments...................  130,289    9,860      353,108
   Elimination of sales........................      (16)     --           --
   Unallocated corporate expense...............      --    (1,599)         --
   Corporate assets............................      --       --        10,645
                                                --------   ------     --------
   Consolidated totals......................... $130,273   $8,261     $363,753
                                                ========   ======     ========

                       IMPAC GROUP, INC. AND SUBSIDIARIES

Note 7--Guarantors and Financial Information

   The following unaudited condensed consolidating financial information is presented for purposes of complying with the reporting requirements of the subsidiaries of IMPAC that have guaranteed IMPAC's obligations with respect to the Senior Subordinated Notes (the "Subsidiary Guarantors"). The Subsidiary Guarantors are directly or indirectly wholly-owned subsidiaries of IMPAC and have fully and unconditionally guaranteed the Senior Subordinated Notes on a joint and several basis. During the first quarter of 1999, certain foreign subsidiaries of the Company that were formed or acquired in connection with the acquisition of Tinsley provided full and unconditional guarantees on the Senior Subordinated Notes and are included in the unaudited condensed consolidating financial information below as Subsidiary Guarantors. The Company, at its discretion, controls the receipt of dividends or other payments from its domestic and foreign subsidiaries subject in the case of certain foreign subsidiaries to limitations that may be imposed under the laws of the applicable jurisdictions of organization. These limitations are not considered to be material to the Company as a whole. Separate financial statements and other disclosures with respect to the Subsidiary Guarantors are not presented because the Company believes that such financial statements and other information would not provide additional information that is material to investors. The unaudited condensed consolidating financial information presents unaudited condensed consolidating financial statements as of June 30, 1999 and for the six months ended June 30, 1999 of:

      (a) IMPAC on a parent company only basis ("IMPAC Parent"), carrying its investments in subsidiaries under the equity method;

      (b) the Subsidiary Guarantors, which include IMPAC's domestic subsidiaries AGI Incorporated, Klearfold, Inc., KF-International, Inc., and KF-Delaware, Inc. and IMPAC's foreign subsidiaries IMPAC Europe Holdings Limited, Levelprompt Limited, IMPAC Europe Limited, James Upton Limited, Tinsley Robor Labels Limited, Tinsley Robor Sales Limited, Sonicon Limited, Tophurst Properties Limited and Printing Resources Limited, carrying its investments in subsidiaries under the equity method;

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

                       IMPAC GROUP, INC. AND SUBSIDIARIES

             UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME
                         SIX MONTHS ENDED JUNE 30, 1999

                                                  Non-
                           IMPAC   Subsidiary  Guarantor                   IMPAC
                          Parent   Guarantors Subsidiaries Eliminations Consolidated
                          -------  ---------- ------------ ------------ ------------
Net sales...............  $   --    $105,183    $25,781       $(691)      $130,273
Cost of goods sold......      --      74,918     19,234        (691)        93,461
                          -------   --------    -------       -----       --------
Gross profit............      --      30,265      6,547         --          36,812
Selling, general and
 administrative
 expenses...............    1,599     22,803      4,149         --          28,551
                          -------   --------    -------       -----       --------
Operating income
 (loss).................   (1,599)     7,462      2,398         --           8,261
Equity earnings (losses)
 in subsidiaries........     (625)     1,404        --         (779)           --
Interest expense, net...   (1,367)    (9,476)      (578)        --         (11,421)
                          -------   --------    -------       -----       --------
Income (loss) before
 income taxes...........   (3,591)      (610)     1,820        (779)        (3,160)
Income (taxes) benefit..    1,180        (15)      (416)        --             749
                          -------   --------    -------       -----       --------
Net income (loss).......  $(2,411)  $   (625)   $ 1,404       $(779)      $ (2,411)
                          =======   ========    =======       =====       ========

                       IMPAC GROUP, INC. AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
                                 JUNE 30, 1999

                                                 Non-
                          IMPAC   Subsidiary  Guarantor                   IMPAC
                          Parent  Guarantors Subsidiaries Eliminations Consolidated
                         -------- ---------- ------------ ------------ ------------
Current assets:
  Cash.................. $    317  $    367    $ 2,453     $     --      $  3,137
  Trade accounts
   receivable, net......      --     38,829      5,507           --        44,336
  Intercompany
   receivables..........   19,181    40,146      5,096       (64,423)         --
  Inventories...........      --     23,606      1,678           --        25,284
  Other current assets..      136     9,443      1,274           --        10,853
                         --------  --------    -------     ---------     --------
    Total current
     assets.............   19,634   112,391     16,008       (64,423)      83,610
                         --------  --------    -------     ---------     --------
  Property, plant and
   equipment, net.......      --     85,602     25,110           --       110,712
  Goodwill, net.........      --    135,712     20,067           --       155,779
  Intercompany
   receivables..........  164,409    16,568        --       (180,977)         --
  Investment in
   subsidiaries.........   75,946    41,543        --       (117,489)         --
  Other assets..........   10,192     2,597        863           --        13,652
                         --------  --------    -------     ---------     --------
    Total assets........ $270,181  $394,413    $62,048     $(362,889)    $363,753
                         ========  ========    =======     =========     ========
Current liabilities:
  Current maturities of
   long-term debt....... $  2,418  $  3,030    $ 1,054     $     --      $  6,502
  Trade payables........      --     21,381      5,155           --        26,536
  Intercompany
   payables.............      --     32,762     31,661       (64,423)         --
  Accrued expenses......    2,421    20,431      2,939           --        25,791
                         --------  --------    -------     ---------     --------
    Total current
     liabilities........    4,839    77,604     40,809       (64,423)      58,829
                         --------  --------    -------     ---------     --------
Long-term debt..........  212,074    26,099      2,618           --       240,791
Other noncurrent
 liabilities............      --     10,815         50           --        10,865
Intercompany debt.......      --    166,933     14,044      (180,977)         --
                         --------  --------    -------     ---------     --------
  Total liabilities.....  216,913   281,451     57,521      (245,400)     310,485
                         --------  --------    -------     ---------     --------
Mandatorily redeemable
 preferred stock........   15,929       --         --            --        15,929
                         --------  --------    -------     ---------     --------
Total shareholders'
 equity.................   37,339   112,962      4,527      (117,489)      37,339
                         --------  --------    -------     ---------     --------
Total liabilities and
 shareholders' equity... $270,181  $394,413    $62,048     $(362,889)    $363,753
                         ========  ========    =======     =========     ========

                       IMPAC GROUP, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 1999

                                                  Non-
                          IMPAC    Subsidiary  Guarantor                   IMPAC
                          Parent   Guarantors Subsidiaries Eliminations Consolidated
                         --------  ---------- ------------ ------------ ------------
Cash flows from
 operating activities:
  Net cash provided by
   (used for) operating
   activities........... $ (1,100)  $ 2,888     $ 6,668       $ --        $  8,456
                         --------   -------     -------       -----       --------
Cash flows from
 investing activities:
  Capital expenditures..      --     (8,464)     (7,459)        --         (15,923)
                         --------   -------     -------       -----       --------
Cash flows from
 financing activities:
  Net change in
   borrowings under
   revolving credit
   line.................   11,115       --          --          --          11,115
  Repurchase of common
   stock................  (18,851)      --          --          --         (18,851)
  Proceeds from issuance
   of preferred stock
   and stock warrants...   18,842       --          --          --          18,842
  Loans and advances
   (to) from related
   parties..............   (4,356)    6,183      (1,827)        --             --
  Other financing
   activities...........   (1,016)   (2,313)       (847)        --          (4,176)
                         --------   -------     -------       -----       --------
  Net cash provided by
   financing
   activities...........    5,734     3,870      (2,674)        --           6,930
                         --------   -------     -------       -----       --------
Effect of exchange rate
 differences on cash....   (4,636)      687       3,384                       (565)
                         --------   -------     -------       -----       --------
Increase (decrease) in
 cash...................       (2)   (1,019)        (81)        --          (1,102)
Cash, beginning of
 period.................      319     1,387       2,533         --           4,239
                         --------   -------     -------       -----       --------
Cash, end of period..... $    317   $   368     $ 2,452       $ --        $  3,137
                         ========   =======     =======       =====       ========

Note 8--Subsequent Events

   On July 30, 1999, IMPAC issued approximately 1,887 shares of Series A Common Stock to certain key employees and directors of the Company for net proceeds of $945. IMPAC used the net proceeds to acquire approximately 1,552 shares of outstanding Series A Common Stock.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

   On March 12, 1998, KFI Holding Corporation ("KFI"), the parent company of Klearfold, Inc. ("Klearfold"), completed both its acquisition of AGI Incorporated ("AGI") and also the issuance of the Company's 10 1/8% Senior Subordinated Notes due 2008 ("Senior Subordinated Notes"). Upon consummation of these transactions KFI changed its corporate name to IMPAC Group, Inc. ("IMPAC"). On September 11, 1998, IMPAC acquired substantially all of the outstanding capital stock of Tinsley Robor plc ("Tinsley"). IMPAC funded the acquisition of Tinsley through borrowings under the Amended and Restated Multicurrency Credit Facility dated as of July 7, 1998 (the "Credit Facility"), proceeds from the sale of common stock to IMPAC's existing stockholders or their affiliates and the issuance of five year promissory notes to former Tinsley shareholders. References below to the "Company" mean IMPAC Group, Inc. and its consolidated subsidiaries.

   As a result of these transactions, the Company's historical consolidated financial statements for the three and six months ended June 30, 1999 and 1998 are not comparable due to the inclusion in the consolidated financial statements of AGI's and Tinsley's assets, liabilities and operating results from the dates of acquisition. Management believes that the pro forma results of operations for the three and six months ended June 30, 1998, which assume that the acquisitions of AGI and Tinsley and the borrowings incurred to fund those acquisitions occurred as of January 1, 1998, present a more meaningful basis from which to compare the Company's historical operating results for the three and six months ended June 30, 1999. As such, the discussion and analysis of the historical results of operations and financial position for the three and six months ended June 30, 1999 and 1998 are supplemented with the discussion and analysis of the results of operations and financial position for the historical three and six months ended June 30, 1999 compared to the pro forma three and six months ended June 30, 1998.

   IMPAC is a holding company with no material assets or operations other than its investments in its direct and indirect wholly-owned subsidiaries. All of the Company's domestic subsidiaries and certain foreign subsidiaries of the Company have guaranteed the Senior Subordinated Notes on a full, unconditional, joint and several basis, subject to the subordination provisions in the related Indenture (the "Subsidiary Guarantors"). Separate financial statements and other disclosures of the Subsidiary Guarantors have not been presented in this Form 10-Q because the Company believes that such financial statements and other information would not provide additional information that is material to investors. However, the condensed consolidating financial information of IMPAC, the Subsidiary Guarantors and the subsidiaries of IMPAC that have not provided guarantees on the Senior Subordinated Notes have been presented in Note 7 of the Unaudited Condensed Consolidated Financial Statements for purposes of complying with the reporting requirements.

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

Pro Forma Results of Operations

 Historical Three Months Ended June 30, 1999 Compared to Pro Forma Three Months Ended June 30, 1998

   The following table sets forth certain unaudited income statement data (expressed as a percentage of net sales) for the pro forma three months ended June 30, 1998 (the "1998 period") and the historical three months ended June 30, 1999 (the "1999 period"). The unaudited income statement data for the three months ended June 30, 1998 are presented on a pro forma basis as if the acquisition of Tinsley and the borrowings incurred to fund that acquisition occurred as of January 1, 1998.

                                                        Three Months Ended June
                                                                  30,
                                                        ------------------------
                                                           1998         1999
                                                        ----------- ------------
                                                        (Pro forma) (Historical)
   Income Statement Data:
   Net sales...........................................    100.0%      100.0%
   Cost of goods sold..................................     76.3%       71.0%
                                                           -----       -----
   Gross profit........................................     23.7%       29.0%
   Selling, general and administrative expenses........     20.8%       21.5%
                                                           -----       -----
   Operating income....................................      2.9%        7.5%
   Interest expense, net...............................      8.7%        8.8%
                                                           -----       -----
   Income (loss) before income taxes...................     (5.8%)      (1.3%)
   Income taxes (benefit)..............................     (1.5%)      (0.4%)
                                                           -----       -----
   Net income (loss)...................................     (4.3%)      (0.9%)
                                                           =====       =====

   Net Sales for the 1999 period were $66.1 million compared to $61.8 million for the 1998 period, an increase of 6.9%. This increase was due to a $3.7 million increase in entertainment packaging and a $3.9 million increase in cosmetics packaging, partially offset by a $3.2 million decrease in other consumer products packaging. The entertainment packaging increase was due primarily to an increase in music packaging sales resulting from improved market penetration relating to the start-up of the Company's Grover, North Carolina facility in April 1998 and the acquisition of Music Print in November 1998, as well as strong growth in the sales of multimedia packaging to the Company's U.K. and European customers. The increase in cosmetics packaging relates primarily to increased volume to the Company's existing customers resulting from improved sales and marketing efforts and favorable market conditions. The decrease in other consumer products packaging resulted primarily from lower volume in personal care packaging and sales to the commercial print market, partially offset by an increase in food and beverage packaging sales.

   Gross Profit for the 1999 period was $19.2 million compared to $14.6 million for the 1998 period, an increase of 31.0%. The increase in gross profit was due to the sales increase noted above and an increase in gross margin. The increase in gross margin from 23.7% to 29.0% relates predominantly to the realization of improved efficiencies as a result of the Company's Grover, North Carolina facility being fully operational in 1999 as compared to its start-up phase in 1998.

   Selling, General and Administrative Expenses for the 1999 period were $14.2 million compared to $12.8 million for the 1998 period, an increase of 10.7%. SG&A as a percentage of sales increased from 20.8% to 21.5%. The increase in SG&A was due primarily to increased costs associated with the Company's integration to a new enterprise resource planning ("ERP") system and increases in anticipated payouts under various compensation programs tied to sales and profitability.

   Operating Income was $4.9 million for the 1999 period and $1.8 million for the 1998 period due to the factors discussed above.

   Net Interest Expense for the 1999 period was $5.8 million compared to $5.4 million for the 1998 period, an increase of 7.1%. The increase is due primarily to an increase in revolver borrowings under the Credit Facility.

   Income Taxes for the 1999 period were a benefit of $0.2 million compared to $0.9 million for the 1998 period. The Company's effective rate of tax benefit for the periods was less than the U.S. federal statutory rate primarily due to the effect of non-deductible goodwill amortization of approximately $1.0 million.

   Net Loss for the 1999 period was $0.6 million compared to $2.7 million for the 1998 period due to the factors discussed above.

 Historical Six Months Ended June 30, 1999 Compared to Pro forma Six Months Ended June 30, 1998

   The following table sets forth certain unaudited income statement data (expressed as a percentage of net sales) for the pro forma six months ended June 30, 1998 (the "1998 period") and the historical six months ended June 30, 1999 (the "1999 period"). The unaudited income statement data for the six months ended June 30, 1998 are presented on a pro forma basis as if the acquisitions of AGI and Tinsley and the borrowings incurred to fund those acquisitions occurred as of January 1, 1998.

                                                           Six Months Ended
                                                               June 30,
                                                        -----------------------
                                                           1998        1999
                                                        ----------  -----------
                                                        (Pro forma) (Historical)
Income Statement Data:
Net sales..............................................   100.0%       100.0%
Cost of goods sold.....................................    74.3%        71.7%
                                                          -----        -----
Gross profit...........................................    25.7%        28.3%
Selling, general and administrative expenses...........    21.4%        21.9%
                                                          -----        -----
Operating income.......................................     4.3%         6.4%
Interest expense, net..................................     9.0%         8.8%
                                                          -----        -----
Income (loss) before income taxes......................    (4.7%)       (2.4%)
Income taxes (benefit).................................    (1.1%)       (0.5%)
                                                          -----        -----
Income (loss) before extraordinary item................    (3.6%)       (1.9%)
                                                          =====        =====

   Net Sales for the 1999 period were $130.3 million compared to $119.6 million for the 1998 period, an increase of 8.9%. This increase was due to a $8.1 million increase in entertainment packaging and a $5.0 million increase in cosmetics packaging, partially offset by a $5.1 million decrease in other consumer products packaging. The entertainment packaging increase was due primarily to an increase in music packaging sales resulting from improved market penetration relating to the start-up of the Company's Grover, North Carolina facility in April 1998 and the acquisition of Music Print in November 1998, as well as strong growth in the sales of multimedia packaging to the Company's U.K. and European customers. The increase in cosmetics packaging relates primarily to increased volume to the Company's existing customers resulting from improved sales and marketing efforts and favorable market conditions. The decrease in other consumer products packaging resulted primarily from lower volume in personal care packaging and sales to the commercial print market, partially offset by an increase in sales of a hologravure label application for a customer in the personal computer market.

   Gross Profit for the 1999 period was $36.8 million compared to $30.7 million for the 1998 period, an increase of 19.8%. The increase in gross profit was due to the sales increase noted above and an increase in gross margin. The increase in gross margin from 25.7% to 28.3% relates predominantly to the realization of improved efficiencies as a result of the Company's Grover, North Carolina facility being fully operational in 1999 as compared to its start-up phase in 1998.

   Selling, General and Administrative Expenses for the 1999 period were $28.6 million compared to $25.6 million for the 1998 period, an increase of 11.3%. SG&A as a percentage of sales increased from 21.4% to 21.9%. The increase in SG&A was due primarily to increased costs associated with the Company's integration to a new enterprise resource planning ("ERP") system, increases in anticipated payouts under various compensation programs tied to sales and profitability and costs associated with the restructuring of certain of the Company's European operations.

   Operating Income was $8.3 million for the 1999 period and $5.1 million for the 1998 period due to the factors discussed above.

   Net Interest Expense for the 1999 period was $11.4 million compared to $10.8 million for the 1998 period, an increase of 6.2%. The increase is due primarily to an increase in revolver borrowings under the Credit Facility.

   Income Taxes for the 1999 period were a benefit of $0.7 million compared to $1.3 million for the 1998 period. The Company's effective rate of tax benefit for the periods was less than the U.S. federal statutory rate primarily due to the effect of non-deductible goodwill amortization of approximately $2.0 million in each period.

   Net Loss for the 1999 period was $2.4 million compared to $4.4 million for the 1998 period due to the factors discussed above. The pro forma net loss for the 1998 period does not include an extraordinary charge of $0.6 million, net of tax, related to the early extinguishment of debt.

Historical Results of Operations

 Historical Three Months Ended June 30, 1999 Compared to Historical Three Months Ended June 30, 1998

   The results of operations for the three months ended June 30, 1998 (the "1998 period") do not include any results of Tinsley. The results of operations for the three months ended June 30, 1999 (the "1999 period") include the results of Tinsley for the entire period. The Company's growth in net sales, gross profit and operating income during the 1999 period as compared to the 1998 period relates primarily to the effect of the Tinsley acquisition. Net interest expense increased from $3.0 million in the 1998 period to $5.8 million in the 1999 period primarily due to the additional borrowings incurred to fund the acquisition of Tinsley. Income taxes for the 1999 period were a benefit of $0.2 million compared to $0.8 million for the 1998 period. The Company's effective tax rates decreased from a benefit of 35.5% in the 1998 period to 28.6% in the 1999 period primarily due to the effect of an increase in non-deductible goodwill amortization of approximately $0.8 million. The net loss for the 1999 period was $0.6 million compared to $1.4 million during the 1998 period due to the factors discussed above.

 Historical Six Months Ended June 30, 1999 Compared to Historical Six Months Ended June 30, 1998

   The results of operations for the six months ended June 30, 1998 (the "1998 period") include the results of AGI from March 13, 1998 and do not include any results of Tinsley. The results of operations for the six months ended June 30, 1999 (the "1999 period") include the results of AGI and Tinsley for the entire period. The Company's growth in net sales, gross profit and operating income during the 1999 period as compared to the 1998 period relates primarily to the effect of these acquisitions. Net interest expense increased from $4.2 million in the 1998 period to $11.4 million in the 1999 period primarily due to the additional borrowings incurred to fund the acquisitions of AGI and Tinsley. Income taxes for the 1999 period were a benefit of $0.6 million compared to $0.9 million for the 1998 period. The Company's effective tax rates decreased from a benefit of 35.5% in the 1998 period to 23.7% in the 1999 period primarily due to the effect of an increase in non-deductible goodwill amortization of approximately $1.7 million. The net loss for the 1999 period was $2.4 million compared to $2.2 million during the 1998 period due to the factors discussed above. The net loss for the 1998 period includes an extraordinary charge of $0.6 million, net of tax, related to the early extinguishment of debt.

Liquidity and Capital Resources

   Net cash provided by operating activities for the six months ended June 30, 1999 (the "1999 period") was $8.5 million compared to $2.1 million for the six months ended June 30, 1998 (the "1998 period"). Income from operations before non-cash charges increased to $8.0 million from $1.3 million primarily due to the acquisitions of AGI and Tinsley. In the 1999 period, income from operations before non-cash charges of $8.0 million, the issuance of 20,000 shares of Series A Mandatorily Redeemable Preferred Stock (the "Preferred Stock") and detachable, ten-year warrants (the "Warrants") to purchase 6,913 shares of Series A Common Stock, $11.1 million of revolver borrowings under the Credit Facility and a $0.5 million decrease in working capital requirements were used to fund the repurchase of Series A Common Stock, the repayment of $0.5 million of bank borrowings, $1.0 million of debt issuance costs, a $2.7 million decrease in capital leases and $15.9 million of capital expenditures. In the 1998 period, income from operations before non-cash charges of $1.3 million, the issuance of the Senior Subordinated Notes and Series A Common Stock, $0.2 million of proceeds from the Company's industrial revenue bonds and a $0.8 million decrease in working capital requirements were used to fund the acquisition of AGI, the repayment of $29.9 million of bank borrowings, $4.7 million of debt issuance costs and $4.5 million of capital expenditures.

   The Company's primary cash requirements historically have related to capital expenditures, working capital and debt service. The Company has historically funded these requirements through internally generated cash flow, borrowings under bank credit arrangements and the issuance of industrial revenue bonds. The Company currently expects to spend $30.0 million on capital expenditures in 1999. The Company expects to fund its capital expenditures and other working capital requirements in 1999 through internally generated cash flow and borrowings under the Credit Facility.

   On January 12, 1999, IMPAC issued 20,000 shares of Preferred Stock with a face value of $20.0 million together with the Warrants to purchase 6,913 shares of Series A Common Stock at an exercise price of $0.01 per share, for net proceeds of $18.8 million. IMPAC used the net proceeds from the sale of Preferred Stock to acquire 30,088 shares of outstanding Series A Common Stock. The Preferred Stock accrues dividends on a cumulative basis at 14% per annum for years 1-5, 15% per annum for year 6, and either 14% or 15% per annum for years 7-10 depending on whether the dividends are paid in cash or with additional Preferred Stock, respectively. During the first six years after issuance, dividends on the Preferred Stock are payable solely by issuing additional shares of Preferred Stock. The Preferred Stock accrues dividends at 24% per annum if certain events occur, including an event of non-compliance as defined and certain significant changes in the ownership of IMPAC. IMPAC is required to redeem all outstanding shares of Preferred Stock on December 31, 2008 at face value plus all accrued and unpaid dividends. IMPAC may redeem some or all outstanding shares of Preferred Stock at an earlier date, provided, however, that a premium of up to 10% be paid. The Preferred Stock is not redeemable at the option of the holders of Preferred Stock. The Preferred Stock contains covenants, among others, limiting additional indebtedness, restricted payments, guaranties, advances to affiliates, mergers, asset sales and dispositions. The Preferred Stock ranks senior to all classes of Common Stock with respect to dividend distributions and distributions upon the liquidation or dissolution of IMPAC.

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

Adoption of New Accounting Standard

   In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 2000. Due to the recent release and complexity of this new standard, an assessment of the impact it will have on the financial position or results of operations has not been completed.

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

   The Company believes that Tinsley has substantially addressed the Y2K issue, with Tinsley's information technology ("IT") systems, subject to the installation of a Y2K compliant patch, being in compliance with Y2K. With regard to non-IT issues, Tinsley has contacted vendors who have provided assurances that the relevant systems are in compliance.

 Projects

   The Domestic Project is divided into 4 major areas: (i) Infrastructure Systems, (ii) Applications Software, (iii) Manufacturing Equipment, and (iv) External Stakeholders. At the present time, the Infrastructure Systems portion of the project is believed to be complete in so far as it pertains to Y2K. This includes personal computers, local and wide area networks and telephony. In addition, desktop environments have been standardized and all such applications are now believed to be Y2K compliant. At present, AGI and Klearfold operate different Applications Software, both of which the Company believes are Y2K compliant. These systems will be harmonized with the implementation of the ORACLE ERP system. The Company has retained an outside consultant to assist in the integration of the business and systems processes into an ORACLE ERP solution. With respect to AGI, this implementation is approximately 85 percent complete with full implementation expected by the end of 1999. The implementation of ORACLE at Klearfold will take place after the year 2000. With respect to the Manufacturing Equipment portion of the project, a comprehensive review of Manufacturing Equipment has been completed and the Company believes that substantially all significant equipment is Y2K compliant. With respect to its External Stakeholders, the Company is in the process of contacting its material suppliers and Electronic Data Interfaces with third party customers and vendors are in the process of review.

   Tinsley implemented the SAGE accounting application for its UK subsidiaries in the second half of 1998. The European subsidiaries, except for the Austrian subsidiary, operate stand-alone accounting systems, which the Company believes are Y2K compliant. A new Y2K compliant accounting system is currently being installed in the Austrian subsidiary, the completion of which is expected by the end of 1999. In addition, the Company expects that the IMPRINT management information system, which is used by Tinsley, will become Y2K compliant during the balance of 1999 when a patch is installed.

 Costs

   The total cost associated with required modifications to business systems is not expected to be material to the financial position of the Company. The estimated cost of the Domestic Project, excluding the costs of the ORACLE implementation at Klearfold, is $10.0 million, of which $3.3 million was spent through December 31,

1998 and $3.7 million was spent in the first half of 1999. The residual amount of $3.0 million is to be spent during the remainder of 1999. The Company will fund the Domestic Project, along with its other capital expenditures, with internally generated cash flows along with borrowings under the Credit Facility, as necessary.

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

   None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

   None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On April 7, 1999, the Company's stockholders consented, in lieu of a meeting, to the sale of certain shares of the Company's Series A Common Stock by each of James Oppenheimer and Dean Henkel to Heritage Fund II Investment Corporation. Such stockholder action was consented to by the affirmative vote of the holders of approximately 125,914 shares of the Company's Series A Common Stock with respect to the sale by Mr. Oppenheimer and approximately 135,911 shares of the Company's Series A Common Stock with respect to the sale by Mr. Henkel.

ITEM 5: OTHER INFORMATION

   None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

   Exhibit
   Number                              Description
   ------- -------------------------------------------------------------------
    3.3    Second Amended and Restated By-laws of the Company.*
           Fourth Amended and Restated Certificate of Incorporation of the
    3.5    Company.*
   10.109  First Amendment to Agreement Relating to Employment and Stock
           Ownership, dated as of January 13, 1999, by and between the Company and James Oppenheimer.
   10.110  First Amendment to Agreement Relating to Employment and Stock
           Ownership, dated as of January 13, 1999, by and between the Company and Dennis McGuin.
   10.111  First Amendment to Agreement Relating to Employment and Stock
           Ownership, dated as of January 13, 1999, by and between the Company and Robert Eliason.
   27.1    Financial Data Schedule.

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

                                          IMPAC Group, Inc.

                                                 /s/ David C. Underwood
                                          By: _________________________________
                                                   David C. Underwood
                                                 Chief Financial Officer

Date: August 10, 1999