Form 10-Q
period 1999-09-30
IMPAC GROUP INC /DE/
filed 1999-11-12
CIK 1058452

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   [X] YES      [  ] NO

  Number of shares of Series A Common Stock, $0.001 par value per share (the "Series A Common Stock") and Series B Common Stock, $0.001 par value per share (the "Series B Common Stock" and, together with the Series A Common Stock, the "Common Stock") outstanding as of the close of business on November 5, 1999:

                      Class                         Number of Shares Outstanding
--------------------------------------------------  ----------------------------
      Series A Common Stock                                              165,817
      Series B Common Stock                                                4,500

                                     INDEX

                                                                                                                  Page
                                                                                                                  ----
PART I--FINANCIAL INFORMATION

Item 1.               Financial Statements

                      Unaudited Condensed Consolidated Statements of Income for the Three Months Ended
                        September 30, 1998 and 1999...............................................................     3

                      Unaudited Condensed Consolidated Statements of Income for the Nine Months Ended
                        September 30, 1998 and 1999...............................................................     4

                      Unaudited Condensed Consolidated Balance Sheets as of December 31, 1998 and
                        September 30, 1999........................................................................     5

                      Unaudited Condensed Consolidated Statement of Shareholders' Equity for the Nine Months
                        Ended September 30, 1999..................................................................     6

                      Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
                        September 30, 1998 and 1999...............................................................     7

                      Notes to Unaudited Condensed Consolidated Financial Statements..............................     8

  Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations.......    14

  Item 3.             Quantitative and Qualitative Disclosures About Market Risk..................................    22

PART II--OTHER INFORMATION........................................................................................    23

                         PART I--FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                      IMPAC GROUP, INC. AND SUBSIDIARIES

             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                Three Months Ended September 30, 1998 and 1999
                                (In thousands)

                                                                                   1998         1999
                                                                                -----------  -----------
Net sales.....................................................................     $53,958      $83,604
Cost of goods sold............................................................      39,831       58,158
                                                                                   -------      -------
Gross profit..................................................................      14,127       25,446
Selling, general and administrative expenses..................................       7,623       15,176
                                                                                   -------      -------
Operating income..............................................................       6,504       10,270
Other income (expense):
      Interest income.........................................................          88           53
      Interest expense........................................................      (3,672)      (5,756)
      Other expense...........................................................        (192)          --
      Loss on sale of fixed assets............................................         (45)         (19)
                                                                                   -------      -------
Income before income taxes....................................................       2,683        4,548
Income taxes..................................................................      (1,239)      (1,987)
                                                                                   -------      -------
Net income....................................................................     $ 1,444      $ 2,561
                                                                                   =======      =======




   The accompanying notes are an integral part of these financial statements

                      IMPAC GROUP, INC. AND SUBSIDIARIES

             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                 Nine Months Ended September 30, 1998 and 1999
                                (In thousands)

                                                                                   1998         1999
                                                                                -----------  -----------
Net sales.....................................................................    $105,493     $213,877
Cost of goods sold............................................................      80,565      151,619
                                                                                  --------     --------
Gross profit..................................................................      24,928       62,258
Selling, general and administrative expenses..................................      16,705       43,727
                                                                                  --------     --------
Operating income..............................................................       8,223       18,531
Other income (expense):
     Interest income..........................................................         160          111
     Interest expense.........................................................      (7,826)     (17,095)
     Other expense............................................................        (192)          --
     Loss on sale of fixed assets.............................................        (170)        (159)
                                                                                  --------     --------
Income before income taxes and extraordinary item.............................         195        1,388
Income taxes..................................................................        (357)      (1,238)
                                                                                  --------     --------
Income (loss) before extraordinary item.......................................        (162)         150
Extraordinary charge for early retirement of debt,                                    (552)          --
     net of tax benefit of $368................................................    --------     --------
 Net income (loss).............................................................    $   (714)    $    150
                                                                                   ========     ========


   The accompanying notes are an integral part of these financial statements

                      IMPAC GROUP, INC. AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)

                                                                                         December 31,     September 30,
                                       ASSETS                                                1998              1999
                                       ------                                          ----------------  ----------------
                                                                                                           (unaudited)
Current assets:
  Cash...............................................................................         $  4,239          $  3,700
  Trade accounts receivable, net of allowances of $1,517 in 1998 and $1,942 in 1999..           44,361            56,307
  Other receivables..................................................................            4,278             4,339
  Inventories........................................................................           23,982            25,002
  Deferred income taxes..............................................................            3,160             3,316
  Prepaids and other current assets..................................................            1,650             2,179
                                                                                              --------          --------
     Total current assets............................................................           81,670            94,843
Long-term assets:
  Property, plant and equipment, net.................................................          107,669           115,023
  Goodwill, net......................................................................          163,623           160,306
  Deferred financing costs, net......................................................           10,449            10,246
  Restricted cash....................................................................              426               252
  Other assets.......................................................................            2,498             2,767
                                                                                              --------          --------
     Total assets....................................................................         $366,335          $383,437
                                                                                              ========          ========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------
Current liabilities:
  Bank overdraft.....................................................................         $  4,804          $  6,035
  Current maturities of long-term debt...............................................            5,487             8,149
  Trade payables.....................................................................           20,289            24,488
  Accrued expenses...................................................................           23,800            23,780
                                                                                              --------          --------
     Total current liabilities.......................................................           54,380            62,452
                                                                                              --------          --------
Long-term debt.......................................................................          235,072           247,539
Deferred income taxes................................................................           10,477            10,048
Other noncurrent liabilities.........................................................              823               819
                                                                                              --------          --------
     Total liabilities...............................................................          300,752           320,858
                                                                                              --------          --------
Mandatorily redeemable preferred stock...............................................               --            16,619
                                                                                              --------          --------
Shareholders' equity:
  Common stock, series A, $.001 par value; 1,000,000 shares authorized,
    191,746 and 161,920 shares issued and outstanding at December 31, 1998 and
    September 30, 1999, respectively.................................................                0                 0

  Common stock, series B, $.001 par value; 50,000 shares authorized, 4,500 shares
    issued and outstanding at December 31, 1998 and September 30, 1999...............                0                 0
  Paid in capital....................................................................           98,625            79,785
  Warrants outstanding...............................................................               --             4,207
  Carryover basis adjustment.........................................................          (37,143)          (37,143)
  Accumulated other comprehensive income.............................................             (681)           (3,837)
  Retained earnings..................................................................            4,782             2,948
                                                                                              --------          --------
     Total shareholders' equity......................................................           65,583            45,960
                                                                                              --------          --------
     Total liabilities & shareholders' equity........................................         $366,335          $383,437
                                                                                              ========          ========



  The accompanying notes are an integral part of these consolidated financial statements

                      IMPAC GROUP, INC. AND SUBSIDIARIES

      UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                     Nine Months ended September 30, 1999
                       (in thousands, except share data)

                                     Common Stock                                              Accumulated
                                  ------------------                             Carryover        Other
                                  Number of            Paid-in     Warrants        Basis      Comprehensive   Retained
                                    Shares    Amount   Capital    Outstanding    Adjustment       Income      Earnings     Total
                                  ----------  ------  ---------   -----------    -----------  --------------  ---------  ---------
Balance at December 31,
 1998...........................    196,246    $  --  $ 98,625        $    --    $(37,143)        $  (681)   $ 4,782    $ 65,583
Issuance of stock warrants......         --       --        --          4,207          --              --         --       4,207
Issuance of common stock........      1,887       --       956                                                               956
Repurchase of common stock......    (31,713)      --   (19,796)            --          --              --         --     (19,796)
Accretion of mandatorily
 redeemable preferred stock.....         --       --        --             --          --              --     (1,984)     (1,984)
Foreign currency translation
 adjustment.....................         --       --        --             --          --          (3,156)        --      (3,156)
Net income......................         --       --        --             --          --              --        150         150
                                    -------   ------  --------        -------    --------         -------    -------    --------
Balance at September 30,
 1999...........................    166,420    $  --  $ 79,785        $ 4,207    $(37,143)        $(3,837)   $ 2,948    $ 45,960
                                    =======   ======  ========        =======    ========         =======    =======    ========





  The accompanying notes are an integral part of these consolidated financial statements.

                      IMPAC GROUP, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Nine Months Ended September 30, 1998 and 1999
                                (In thousands)

                                                                                     1998           1999
                                                                                --------------  -------------
Cash flows from operating activities:
  Net income (loss)...........................................................      $    (714)      $    150
  Adjustments to reconcile net income (loss) to net cash provided by operating activities--
    Extraordinary charge for early retirement of debt.........................            552             --
    Depreciation and amortization.............................................          5,348         14,105
    Amortization of goodwill..................................................            698          3,043
    Loss on sale of fixed assets..............................................            170            159
    Deferred income taxes.....................................................           (472)          (585)
    Changes in assets and liabilities--
      Trade accounts receivable, net..........................................        (13,977)       (11,946)
      Inventories.............................................................         (2,681)        (1,020)
      Trade payables and bank overdraft.......................................          5,386          5,430
      Other assets and liabilities............................................          5,761         (1,253)
                                                                                    ---------       --------
         Net cash provided by operating activities............................             71          8,083
                                                                                    ---------       --------
Cash flows from investing activities:
  Capital expenditures........................................................         (7,966)       (22,640)
  Acquisition of AGI Incorporated, net of cash acquired.......................        (64,163)            --
  Acquisition of Tinsley Robor plc, net of cash acquired......................       (161,194)            --
                                                                                    ---------       --------
         Net cash used for investing activities...............................       (233,323)       (22,640)
                                                                                    ---------       --------
Cash flows from financing activities:
  Net change in borrowings under revolving credit line........................          9,600         20,180
  Repayment of long-term debt.................................................        (29,850)        (1,098)
  Proceeds from issuance of long term debt....................................        101,000             --
  Proceeds from senior subordinated notes.....................................        100,000             --
  Increase (decrease) in capital leases.......................................            536         (3,732)
  Decrease in restricted cash.................................................            204            174
  Proceeds from issuance of common stock......................................         63,175            956
  Repurchase of common stock..................................................             --        (19,796)
  Proceeds from issuance of preferred stock and stock warrants................             --         18,842
  Change in deferred financing costs..........................................         (9,504)          (994)
                                                                                    ---------       --------
         Net cash provided by financing activities............................        235,161         14,532
                                                                                    ---------       --------
Effect of exchange rate differences on cash...................................            316           (514)
                                                                                    ---------       --------
Increase (decrease) in cash...................................................          2,225           (539)
Cash, beginning of period.....................................................            194          4,239
                                                                                    ---------       --------
Cash, end of period...........................................................      $   2,419       $  3,700
                                                                                    =========       ========

Supplemental Cash Flow Information:
  Interest paid...............................................................      $   6,617       $ 18,093
  Income taxes paid...........................................................            (13)         2,061

   The accompanying notes are an integral part of these financial statements

                       IMPAC GROUP, INC AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands except share data)

Note 1--Basis of Presentation

     The interim unaudited condensed consolidated financial statements presented herein include the accounts of IMPAC Group, Inc. ("IMPAC") and all of its domestic and foreign wholly-owned subsidiaries (together, the "Company"). All intercompany transactions have been eliminated in consolidation.

     These interim condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the accompanying unaudited condensed consolidated financial statements are presented on a basis consistent with audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and the changes in cash flows at September 30, 1999 and for all periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 1998 in the Company's Form 10-K as filed with the SEC.

Note 2--Acquisitions

  Acquisition of AGI Incorporated--

     On March 12, 1998, KFI Holding Corporation ("KFI"), the parent company of Klearfold, Inc. ("Klearfold"), acquired all of the common stock of AGI Incorporated ("AGI") for $69.0 million including $54.6 million of cash and $14.4 million of newly issued common stock, plus acquisition costs. Concurrently, KFI funded the retirement of $8.3 million of indebtedness outstanding under AGI's credit facility immediately prior to the transaction. The acquisition was funded by the proceeds from the issuance of $100.0 million of 101/8% Senior Subordinated Notes due 2008 ("Senior Subordinated Notes") and $4.6 million of new common stock. Upon consummation of this acquisition, KFI changed its name to "IMPAC Group, Inc."

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

  Acquisition of Music Print B.V.--

     On November 24, 1998, the Company purchased the outstanding capital stock of Music Print B.V. (''Music Print''), a Netherlands limited liability company, for approximately $5.3 million plus acquisition costs. Concurrently, the Company retired approximately $0.2 million of outstanding indebtedness of Music Print and purchased the facility in which Music Print operates for $1.3 million. The acquisition was funded through additional revolver borrowings under the Credit Facility.

                       IMPAC GROUP, INC AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  Unaudited Pro Forma for Acquisitions--

     The acquisitions of AGI, Tinsley and Music Print have been accounted for as purchases and, accordingly, their operating results have been included in the Company's consolidated financial statements from the dates of acquisition. The following unaudited pro forma information for the three and nine months ended September 30, 1998 presents certain operating data calculated to reflect the acquisitions of AGI and Tinsley and the additional borrowings incurred to fund those acquisitions as if they occurred as of January 1, 1998.

                                      Three Months Ended           Nine Months Ended
                                        September 30,                September 30,
                                   ------------------------     ------------------------
                                         1998          1999           1998          1999
                                      -------       -------       --------      --------
                                    (Pro forma)  (As reported)   (Pro forma)  (As reported)
      Net sales..................     $72,814       $83,604       $192,429      $213,877
      Net income (loss)..........         (92)        2,561         (4,995)          150

     This pro forma data does not purport to represent what actual operating results would have been had the acquisitions been consummated on the dates indicated or what such results will be for any future period.

Note 3--Inventories

     Inventories consist of the following:

                                                    December 31,   September 30,
                                                        1998          1999
                                                    -----------    ------------
      Raw materials...............................      $ 9,597         $ 9,782
      Work in process and finished goods..........       14,385          15,220
                                                        -------         -------
                                                        $23,982         $25,002
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

                       IMPAC GROUP, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



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

  Other Common Stock Transactions--

     On June 11, 1999, the Company purchased approximately 73 shares of Series A common stock from a former employee for $37. On July 30, 1999, IMPAC issued approximately 1,887 shares of Series A Common Stock to certain key employees and directors of the Company for net proceeds of $956. IMPAC used the net proceeds to acquire approximately 1,552 shares of outstanding Series A Common Stock.

Note 5--Comprehensive Income

     Prior to the acquisition of Tinsley, the Company had no amounts to report as other comprehensive income pursuant to Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Company's comprehensive income consisted of the following:

                                                        Three Months Ended         Nine Months Ended
                                                            September 30,           September 30,
                                                       -----------------------  -----------------------
                                                           1998        1999        1998        1999
                                                        ----------  ----------  ----------  -----------
      Net income (loss)...............................      $1,444      $2,561     $ (714)     $   150
      Foreign currency translation adjustment.........       2,531       6,739      2,531       (3,156)
                                                            ------      ------     ------      -------
      Comprehensive income (loss).....................      $3,975      $9,300     $1,817      $(3,006)
                                                            ======      ======     ======      =======

Note 6--Segment Information

     The Company operates in one business segment, providing specialty packaging for various consumer products markets. During the third quarter of 1998, the Company expanded its specialty packaging operations geographically to include the United Kingdom and Europe. The following table presents sales and other financial information for each geographic region as of and for the nine months ended September 30, 1998 and 1999:



                                                 Operating   Identifiable               Operating   Identifiable
    Geographic Regions                 Sales      Income        Assets        Sales      Income        Assets
----------------------------------  ----------   ---------   ------------  ----------   ----------  ------------
  United States...................    $ 98,927      $7,610      $150,189     $124,362      $13,614      $158,375
  U.K. and Europe.................       6,566         807       207,441       89,534        7,592       215,119
                                      --------      ------      --------     --------      -------      --------
  Total geographic segments.......     105,493       8,417       357,630      213,896       21,206       373,494
  Elimination of sales............          --          --            --          (19)          --            --
  Unallocated corporate expense...          --        (194)           --           --       (2,675)           --
  Corporate assets................          --          --        10,086           --           --         9,943
                                      --------      ------      --------     --------      -------      --------
  Consolidated totals.............    $105,493      $8,223      $367,716     $213,877      $18,531      $383,437
                                      ========      ======      ========     ========      =======      ========

Note 7--Guarantors and Financial Information

     The following unaudited condensed consolidating financial information is presented for purposes of complying with the reporting requirements of the subsidiaries of IMPAC that have guaranteed IMPAC's obligations with

                       IMPAC GROUP, INC AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


respect to the Senior Subordinated Notes (the "Subsidiary Guarantors"). The Subsidiary Guarantors are directly or indirectly wholly owned subsidiaries of IMPAC and have fully and unconditionally guaranteed the Senior Subordinated Notes on a joint and several basis. During the first quarter of 1999, certain foreign subsidiaries of the Company that were formed or acquired in connection with the acquisition of Tinsley provided full and unconditional guarantees on the Senior Subordinated Notes and are included in the unaudited condensed consolidating financial information below as Subsidiary Guarantors. The Company, at its discretion, controls the receipt of dividends or other payments from its domestic and foreign subsidiaries subject in the case of certain foreign subsidiaries to limitations that may be imposed under the laws of the applicable jurisdictions of organization. These limitations are not considered to be material to the Company as a whole. Separate financial statements and other disclosures with respect to the Subsidiary Guarantors are not presented because the Company believes that such financial statements and other information would not provide additional information that is material to investors. The unaudited condensed consolidating financial information presents unaudited condensed consolidating financial statements as of September 30, 1999 and for the nine months ended September 30, 1999 of:

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


             UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME
                      NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                                      Non-
                                                          IMPAC      Subsidiary     Guarantor                       IMPAC
                                                         Parent      Guarantors   Subsidiaries   Eliminations   Consolidated
                                                       -----------  ------------  -------------  -------------  -------------
Net sales............................................     $    --      $174,350        $40,620        $(1,093)      $213,877
Cost of goods sold...................................          --       122,613         30,099         (1,093)       151,619
                                                          -------      --------        -------        -------       --------
Gross profit.........................................          --        51,737         10,521             --         62,258
Selling, general and administrative expenses.........       2,675        34,977          6,075             --         43,727
                                                          -------      --------        -------        -------       --------
Operating income (loss)..............................      (2,675)       16,760          4,446             --         18,531
Equity earnings in subsidiaries......................       3,097         2,469             --         (5,566)            --
Interest expense, net................................      (2,225)      (14,045)          (873)            --        (17,143)
                                                          -------      --------        -------        -------       --------
Income (loss) before income taxes....................      (1,803)        5,184          3,573         (5,566)         1,388
Income (taxes) benefit...............................       1,953        (2,087)        (1,104)            --         (1,238)
                                                          -------      --------        -------        -------       --------
Net income (loss)....................................     $   150      $  3,097        $ 2,469        $(5,566)      $    150
                                                          =======      ========        =======        =======       ========

                       IMPAC GROUP, INC AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 1999

                                                                               Non-
                                                  IMPAC       Subsidiary    Guarantor                       IMPAC
                                                  Parent      Guarantors   Subsidiaries   Eliminations   Consolidated
                                               ------------  ------------  ------------  --------------  ------------
Current assets:
  Cash.......................................      $     --      $    554       $ 3,146      $      --       $  3,700
  Trade accounts receivable, net.............            --        48,230         8,077             --         56,307
  Intercompany receivables...................        26,104        41,218         5,835        (73,157)            --
  Inventories................................            --        22,825         2,177             --         25,002
  Other current assets.......................           118         9,018           698             --          9,834
                                                   --------      --------       -------      ---------       --------
     Total current assets....................        26,222       121,845        19,933        (73,157)        94,843
                                                   --------      --------       -------      ---------       --------
  Property, plant and equipment, net.........            --        88,818        26,205             --        115,023
  Goodwill, net..............................            --       139,420        20,886             --        160,306
  Intercompany receivables...................       167,811        17,142            --       (184,953)            --
  Investment in subsidiaries.................        82,492        43,524            --       (126,016)            --
  Other assets...............................         9,827         2,538           900             --         13,265
                                                   --------      --------       -------      ---------       --------
     Total assets............................      $286,352      $413,287       $67,924      $(384,126)      $383,437
                                                   ========      ========       =======      =========       ========

Current liabilities:
  Current maturities of long-term debt.......      $  3,825      $  3,218       $ 1,106      $      --       $  8,149
  Trade payables and bank overdraft..........           185        24,724         5,614             --         30,523
  Intercompany payables......................            --        38,644        34,513        (73,157)            --
  Accrued expenses...........................           283        19,394         4,103             --         23,780
                                                   --------      --------       -------      ---------       --------
     Total current liabilities...............         4,293        85,980        45,336        (73,157)        62,452
                                                   --------      --------       -------      ---------       --------
Long-term debt...............................       219,480        25,621         2,438             --        247,539
Other noncurrent liabilities.................            --        10,867            --             --         10,867
Intercompany debt............................            --       170,455        14,497       (184,952)            --
                                                   --------      --------       -------      ---------       --------
  Total liabilities..........................       223,773       292,923        62,271       (258,109)       320,858
                                                   --------      --------       -------      ---------       --------
Mandatorily redeemable preferred stock.......        16,619            --            --             --         16,619
                                                   --------      --------       -------      ---------       --------
Total shareholders' equity...................        45,960       120,364         5,653       (126,017)        45,960
                                                   --------      --------       -------      ---------       --------
Total liabilities and shareholders' equity...      $286,352      $413,287       $67,924      $(384,126)      $383,437
                                                   ========      ========       =======      =========       ========

                       IMPAC GROUP, INC AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

           UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                                     Non-
                                                       IMPAC       Subsidiary      Guarantor                        IMPAC
                                                      Parent       Guarantors    Subsidiaries    Eliminations   Consolidated
                                                   -------------  -------------  -------------  --------------  -------------
Cash flows from operating activities:
  Net cash provided by (used for) operating
   activities....................................      $ (3,820)      $  3,958        $ 7,945   $           --      $  8,083
                                                       --------       --------        -------   --------------      --------
Cash flows from investing activities:
  Capital expenditures...........................            --        (14,003)        (8,637)              --       (22,640)
                                                       --------       --------        -------   --------------      --------
Cash flows from financing activities:
  Net change in borrowings under revolving
    credit line..................................        20,180             --             --               --        20,180
  Repurchase of common stock.....................       (19,819)            --             --               --       (19,819)
  Proceeds from issuance of preferred stock
    and stock warrants...........................        18,842             --             --               --        18,842
  Loans and advances (to) from related
    parties......................................       (14,681)        13,937            744               --            --
  Other financing activities.....................          (300)        (3,231)        (1,140)              --        (4,671)
                                                       --------       --------        -------   --------------      --------
  Net cash provided by financing activities......         4,222         10,706           (396)              --        14,532
                                                       --------       --------        -------   --------------      --------
Effect of exchange rate differences on
 cash............................................          (721)        (1,494)         1,701                           (514)
                                                       --------       --------        -------   --------------      --------
Increase (decrease) in cash......................          (319)          (833)           613               --          (539)
Cash, beginning of period........................           319          1,387          2,533               --         4,239
                                                       --------       --------        -------   --------------      --------
Cash, end of period..............................      $     --       $    554        $ 3,146   $           --      $  3,700
                                                       ========       ========        =======   ==============      ========

Note 8 - Subsequent Event

   On November 2, 1999, the Company acquired all of the common stock of Thamesdown Colour Limited ("Thamesdown"), a U.K. based printer, for approximately $10.8 million plus acquisition costs. The acquisition was initially funded through $8.4 million of additional revolver borrowings under the Credit Facility and the issuance of $2.4 million of Series A Common Stock to the former Thamesdown shareholders. The Company also assumed approximately $3.0 million of capital leases. Thamesdown provides high-end commercial printing services specializing in the production of promotional materials.

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

  As a result of these transactions, the Company's historical consolidated financial statements for the three and nine months ended September 30, 1999 and 1998 are not comparable due to the inclusion in the consolidated financial statements of AGI's and Tinsley's assets, liabilities and operating results from the dates of acquisition. Management believes that the pro forma results of operations for the three and nine months ended September 30, 1998, which assume that the acquisitions of AGI and Tinsley and the borrowings incurred to fund those acquisitions occurred as of January 1, 1998, present a more meaningful basis from which to compare the Company's historical operating results for the three and nine months ended September 30, 1999. As such, the discussion and analysis of the historical results of operations and financial position for the three and nine months ended September 30, 1999 and 1998 are supplemented with the discussion and analysis of the results of operations and financial position for the historical three and nine months ended September 30, 1999 compared to the pro forma three and nine months ended September 30, 1998.

  IMPAC is a holding company with no material assets or operations other than its investments in its direct and indirect wholly owned subsidiaries. All of the Company's domestic subsidiaries and certain foreign subsidiaries of the Company have guaranteed the Senior Subordinated Notes on a full, unconditional, joint and several basis, subject to the subordination provisions in the related Indenture (the "Subsidiary Guarantors"). Separate financial statements and other disclosures of the Subsidiary Guarantors have not been presented in this Form 10-Q because the Company believes that such financial statements and other information would not provide additional information that is material to investors. However, the condensed consolidating financial information of IMPAC, the Subsidiary Guarantors and the subsidiaries of IMPAC that have not provided guarantees on the Senior Subordinated Notes have been presented in Note 7 of the Unaudited Condensed Consolidated Financial Statements for purposes of complying with the reporting requirements.

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

Pro Forma Results of Operations

  Historical Three Months Ended September 30, 1999 Compared to Pro Forma Three Months Ended September 30, 1998

  The following table sets forth certain unaudited income statement data (expressed as a percentage of net sales) for the pro forma three months ended

September 30, 1998 (the "1998 period") and the historical three months ended September 30, 1999 (the "1999 period"). The unaudited income statement data for the three months ended September 30, 1998 are presented on a pro forma basis as if the acquisition of Tinsley and the borrowings incurred to fund that acquisition occurred as of January 1, 1998.

                                                                           Three Months Ended
                                                                              September 30,
                                                                        -------------------------
                                                                           1998          1999
                                                                        -----------  ------------
Income Statement Data:                                                  (Pro forma)  (Historical)
      Net sales.......................................................       100.0%        100.0%
      Cost of goods sold..............................................        73.9%         69.6%
                                                                             -----         -----
      Gross profit....................................................        26.1%         30.4%
      Selling, general and administrative expenses....................        17.2%         18.2%
                                                                             -----         -----
      Operating income................................................         8.9%         12.2%
      Interest expense, net...........................................         7.4%          6.8%
      Other expense...................................................         0.5%          0.0%
                                                                             -----         -----
      Income before income taxes......................................         1.0%          5.4%
      Income taxes....................................................         0.9%          2.3%
                                                                             -----         -----
      Net income......................................................         0.1%          3.1%
                                                                             =====         =====

  Net Sales for the 1999 period were $83.6 million compared to $72.8 million for the 1998 period, an increase of 14.8%. This increase was due to a $7.1 million increase in entertainment packaging, a $2.9 million increase in cosmetics packaging, and a $0.8 million increase in other consumer products packaging.
The entertainment packaging increase was due primarily to an increase in music packaging sales resulting from improved market penetration relating to the start-up of the Company's Grover, North Carolina facility in April 1998 and the acquisition of Music Print in November 1998, as well as strong growth in the sales of multimedia packaging to the Company's U.K. and European customers, partially offset by decreased volume in special video packaging sales. The increase in cosmetics packaging relates primarily to increased volume to the Company's existing customers resulting from improved sales and marketing efforts.

  Gross Profit for the 1999 period was $25.4 million compared to $19.0 million for the 1998 period, an increase of 33.7%. The increase in gross profit was due to the sales increase noted above and an increase in gross margin. The increase in gross margin from 26.1% to 30.4% results from improved capacity utilization, particularly at the Company's Grover, North Carolina facility, which was in a start-up phase in 1998, and at its Salzbury, Austrian operation, and process improvements at the Company's U.S. plastic packaging operations and its Birmingham, U.K. facility.

  Selling, General and Administrative Expenses for the 1999 period were $15.2 million compared to $12.5 million for the 1998 period, an increase of 21.0%. SG&A as a percentage of sales increased from 17.2% to 18.2%. The increase in SG&A as a percentage of sales was due primarily to increased costs associated with the Company's integration to a new enterprise resource planning ("ERP") system and increases in anticipated payouts under various compensation programs tied to sales and profitability.

  Operating Income was $10.3 million for the 1999 period and $6.5 million for the 1998 period due to the factors discussed above.

  Net Interest Expense for the 1999 period was $5.7 million compared to $5.4 million for the 1998 period, an increase of 5.9%. The increase is due primarily to an increase in revolver borrowings under the Credit Facility.

  Income Taxes for the 1999 period were $2.0 million compared to $0.6 million for the 1998 period. The Company's effective tax rates for the periods exceeded the U.S. federal statutory rate primarily due to the effect of non-deductible goodwill amortization of approximately $1.0 million in each period.

  Net Income for the 1999 period was $2.6 million compared to $0.1 million for the 1998 period due to the factors discussed above.

    Historical Nine Months Ended September 30, 1999 Compared to Pro forma Nine Months Ended September 30, 1998

   The following table sets forth certain unaudited income statement data (expressed as a percentage of net sales) for the pro forma nine months ended September 30, 1998 (the "1998 period") and the historical nine months ended September 30, 1999 (the "1999 period"). The unaudited income statement data for the nine months ended September 30, 1998 are presented on a pro forma basis as if the acquisitions of AGI and Tinsley and the borrowings incurred to fund those acquisitions occurred as of January 1, 1998.

                                                                            Nine Months Ended
                                                                              September 30,
                                                                        --------------------------
                                                                            1998          1999
                                                                        ------------  ------------
Income Statement Data:                                                  (Pro forma)   (Historical)
      Net sales.......................................................       100.0%         100.0%
      Cost of goods sold..............................................        74.1%          70.9%
                                                                             -----          -----
      Gross profit....................................................        25.9%          29.1%
      Selling, general and administrative expenses....................        19.9%          20.4%
                                                                             -----          -----
      Operating income................................................         6.0%           8.7%
      Interest expense, net...........................................         8.4%           7.9%
      Other expense...................................................         0.2%           0.1%
                                                                             -----          -----
      Income (loss) before income taxes...............................        (2.6%)          0.7%
      Income taxes (benefit)..........................................        (0.4%)          0.6%
                                                                             -----          -----
      Net income (loss)...............................................        (2.2%)          0.1%
                                                                             =====          =====

  Net Sales for the 1999 period were $213.9 million compared to $192.4 million for the 1998 period, an increase of 11.1%. This increase was due to a $15.2 million increase in entertainment packaging and an $8.0 million increase in cosmetics packaging, partially offset by a $1.7 million decrease in other consumer products packaging. The entertainment packaging increase was due primarily to an increase in music packaging sales resulting from improved market penetration relating to the start-up of the Company's Grover, North Carolina facility in April 1998 and the acquisition of Music Print in November 1998, as well as strong growth in the sales of multimedia packaging to the Company's U.K. and European customers. The increase in cosmetics packaging relates primarily to increased volume to the Company's existing customers resulting from improved sales and marketing efforts. The decrease in other consumer products packaging resulted primarily from lower volume in sales of label applications to the Company's U.K. customers.

  Gross Profit for the 1999 period was $62.3 million compared to $49.8 million for the 1998 period, an increase of 25.1%. The increase in gross profit was due to the sales increase noted above and an increase in gross margin. The increase in gross margin from 25.9% to 29.1% relates predominantly to the realization of improved efficiencies as a result of the Company's Grover, North Carolina facility being fully operational in 1999 as compared to its start-up phase in 1998.

  Selling, General and Administrative Expenses for the 1999 period were $43.7 million compared to $38.2 million for the 1998 period, an increase of 14.5%. SG&A as a percentage of sales increased from 19.8% to 20.4%. The increase in SG&A as a percentage of sales was due primarily to increased costs associated with the Company's integration to the new ERP system and increases in anticipated payouts under various compensation programs tied to sales and profitability.

   Operating Income was $18.5 million for the 1999 period and $11.6 million for the 1998 period due to the factors discussed above.

  Net Interest Expense for the 1999 period was $17.0 million compared to $16.2 million for the 1998 period, an increase of 5.2%. The increase is due primarily to an increase in revolver borrowings under the Credit Facility.

  Income Taxes for the 1999 period were $1.2 million compared to a tax benefit of $0.7 million for the 1998 period. The Company's effective tax rate for the 1999 period exceeded the U.S. federal statutory rate primarily due to the effect of non-deductible goodwill amortization of approximately $3.0 million. The Company's effective rate of tax benefit for the 1998 period was less than the U.S. federal statutory rate primarily due to the effect of non-deductible goodwill amortization of approximately $3.0 million.

   Net Income for the 1999 period was $0.2 million compared to a net loss of $4.2 million for the 1998 period due to the factors discussed above. The pro forma net loss for the 1998 period does not include an extraordinary charge of $0.6 million, net of tax, related to the early extinguishment of debt.

Historical Results of Operations

  Historical Three Months Ended September 30, 1999 Compared to Historical Three Months Ended September 30, 1998

   The results of operations for the three months ended September 30, 1998 (the "1998 period") include the results of Tinsley from September 12, 1998. The results of operations for the three months ended September 30, 1999 (the "1999 period") include the results of Tinsley for the entire period. The Company's growth in net sales, gross profit and operating income during the 1999 period as compared to the 1998 period relates primarily to the effect of the Tinsley acquisition. Net interest expense increased from $3.6 million in the 1998 period to $5.7 million in the 1999 period primarily due to the additional borrowings incurred to fund the acquisition of Tinsley. Income taxes for the 1999 period were $2.0 million compared to $1.2 million for the 1998 period. The Company's effective tax rates for the periods exceeded the U.S. federal statutory rate primarily due to the effect of non-deductible goodwill amortization of approximately $1.0 million and $0.4 million in 1999 and 1998, respectively. Net income for the 1999 period was $2.6 million compared to $1.4 million during the 1998 period due to the factors discussed above.

  Historical Nine Months Ended September 30, 1999 Compared to Historical Nine Months Ended September 30, 1998

   The results of operations for the nine months ended September 30, 1998 (the "1998 period") include the results of AGI from March 13, 1998 and the results of Tinsley from September 12, 1998. The results of operations for the nine months ended September 30, 1999 (the "1999 period") include the results of AGI and Tinsley for the entire period. The Company's growth in net sales, gross profit and operating income during the 1999 period as compared to the 1998 period relates primarily to the effect of these acquisitions. Net interest expense increased from $7.7 million in the 1998 period to $17.0 million in the 1999 period primarily due to the additional borrowings incurred to fund the acquisitions of AGI and Tinsley. Income taxes for the 1999 period were $1.2 million compared to $0.4 million for the 1998 period. The Company's effective tax rates for the periods exceeded the U.S. federal statutory rate primarily due to the effect of non-deductible goodwill amortization of approximately $3.0 million and $0.7 million in 1999 and 1998, respectively. Net income for the 1999 period was $0.2 million compared to a net loss of $0.7 million during the 1998 period due to the factors discussed above. The net loss for the 1998 period includes an extraordinary charge of $0.6 million, net of tax, related to the early extinguishment of debt.

Liquidity and Capital Resources

  Net cash provided by operating activities for the nine months ended September 30, 1999 (the "1999 period") was $8.1 million compared to $0.1 million for the nine months ended September 30, 1998 (the "1998 period"). Income from operations before non-cash charges increased to $16.9 million from $5.6 million primarily due to the acquisitions of AGI and Tinsley. In the 1999 period, income from operations before non-cash charges of $16.9 million, proceeds of $18.8 million from the issuance of preferred stock referred to below, the issuance of $1.0 million of Series A Common Stock and $20.2 million of revolver borrowings were used to fund the repurchase of Series A

Common Stock, $22.6 million of capital expenditures, an $8.8 million increase in working capital requirements, a $3.7 million decrease in capital leases, the repayment of $1.1 million of bank borrowings and $1.0 million of debt issuance costs. In the 1998 period, income from operations before non-cash changes of $5.6 million, the issuance of the Senior Subordinated Notes and Series A Common Stock, the issuance of $110.6 million of borrowings under the Credit Facility and a $0.5 million increase in capital leases were used to fund the acquisitions of AGI and Tinsley, the repayment of $29.9 million of bank borrowings, $9.5 million of debt issuance costs, a $5.5 million increase in working capital requirements and $8.0 million of capital expenditures.

  The Company's primary cash requirements historically have related to capital expenditures, working capital and debt service. The Company has historically funded these requirements through internally generated cash flow, borrowings under bank credit arrangements and the issuance of industrial revenue bonds. The Company currently expects to spend approximately $30.0 million on capital expenditures in 1999. The Company expects to fund its capital expenditures and other working capital requirements in 1999 through internally generated cash flow and borrowings under the Credit Facility.

  On January 12, 1999, IMPAC issued 20,000 shares of Series A Mandatorily Redeemable Preferred Stock (the "Preferred Stock") with a face value of $20.0 million together with Warrants to purchase 6,913 shares of Series A Common Stock at an exercise price of $0.01 per share, for net proceeds of $18.8 million. IMPAC used the net proceeds from the sale of Preferred Stock to acquire 30,088 shares of outstanding Series A Common Stock. The Preferred Stock accrues dividends on a cumulative basis at 14% per annum for years 1-5, 15% per annum for year 6, and either 14% or 15% per annum for years 7-10 depending on whether the dividends are paid in cash or with additional Preferred Stock, respectively. During the first six years after issuance, dividends on the Preferred Stock are payable solely by issuing additional shares of Preferred Stock. The Preferred Stock accrues dividends at 24% per annum if certain events occur, including an event of non-compliance as defined and certain significant changes in the ownership of IMPAC. IMPAC is required to redeem all outstanding shares of Preferred Stock on December 31, 2008 at face value plus all accrued and unpaid dividends. IMPAC may redeem some or all outstanding shares of Preferred Stock at an earlier date, provided, however, that a premium of up to 10% be paid. The Preferred Stock is not redeemable at the option of the holders of Preferred Stock. The Preferred Stock contains covenants, among others, limiting additional indebtedness, restricted payments, guaranties, advances to affiliates, mergers, asset sales and dispositions. The Preferred Stock ranks senior to all classes of Common Stock with respect to dividend distributions and distributions upon the liquidation or dissolution of IMPAC.

  On November 2, 1999, the Company acquired all of the common stock of Thamesdown Colour Limited ("Thamesdown"), a U.K. based printer, for approximately $10.8 million plus acquisition costs. The acquisition was initially funded through $8.4 million of additional revolver borrowings under the Credit Facility and the issuance of $2.4 million of Series A Common Stock to the former Thamesdown shareholders. The Company also assumed approximately $3.0 million of capital leases.

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

  IMPAC and its wholly owned domestic subsidiaries, AGI and Klearfold, are undertaking an initiative entitled IMPAC 2000 (the "Domestic Project"). The Domestic Project is intended to change the entire business systems infrastructure. The Domestic Project is divided into 4 major areas: (i) Infrastructure Systems, (ii) Applications Software, (iii) Manufacturing Equipment, and (iv) External Stakeholders. At the present time, the Infrastructure Systems portion of the project is believed to be complete as it pertains to Y2K readiness. This includes personal computers, local and wide area networks and telephony. In addition, desktop environments have been standardized and all such applications are now believed to be Y2K compliant. At present, AGI and Klearfold operate different Applications Software, both of which the Company believes are Y2K compliant. These systems will eventually be harmonized with the implementation of the ORACLE ERP system. The Company has retained an outside consultant to assist in the integration of the business and systems processes into an ORACLE ERP solution. With respect to AGI, this implementation is approximately 85 percent complete with full implementation expected during the first half of the year 2000. The implementation of ORACLE at Klearfold will take place after the year 2000. With respect to the Manufacturing Equipment portion of the project, a comprehensive review of Manufacturing Equipment has been completed and the Company believes that substantially all significant equipment is Y2K compliant. With respect to its External Stakeholders, the Company has received assurances from its significant vendors and customers confirming Y2K readiness.

  The Company believes that Tinsley has substantially addressed the Y2K issue, with Tinsley's information technology ("IT") being in compliance with Y2K. Tinsley implemented the SAGE accounting application for its UK subsidiaries in the second half of 1998. Tinsley's non-UK subsidiaries operate stand-alone accounting systems which the Company believes are Y2K compliant. In this regard, a new Y2K compliant accounting system was installed in the Austrian subsidiary during the third quarter of 1999. In addition, the Company installed a Y2K compliant patch in its IMPRINT management information system, the testing of which is currently being finalized. With regard to non-IT issues, Tinsley has contacted vendors who have provided assurances that the relevant systems are in compliance.


Costs

  The total cost associated with required modifications to business systems is not expected to be material to the financial position of the Company. The estimated cost of the Domestic Project, excluding the costs of the ORACLE implementation at Klearfold, is $10.5 million, of which $3.3 million was spent through December 31, 1998 and $5.4 million was spent during the first three quarters of 1999. The residual amount of $1.8 million is to be spent during the fourth quarter of 1999 and the year 2000. The Company will fund the Domestic Project, along with its other capital expenditures, with internally generated cash flows along with borrowings under the Credit Facility, as necessary.

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

Cautionary Note

  This Form 10-Q may contain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to statements regarding: the redemption by the Company of the Preferred Stock; the funding of and the projected amount of capital expenditures in 1999; the development by the Company of a currency hedging program; the impact of the new FASB statement; the Company's projects with respect to Y2K issues and the possibility of interruptions caused therefrom; expectations regarding the Company's Y2K compliance; the effect of the introduction of the Euro; the Company's ability to incur substantial additional indebtedness; and, certain other statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, those described below:

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

     . The Company acquired Music Print in November, 1998, and Thamesdown in
       November, 1999, and it may continue to pursue selective acquisitions within the specialty packaging and printing industry. In the event that such acquisitions have occurred or were to occur, there can be no assurance that the Company's business, financial condition and results of operations would not be materially adversely affected.

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

                           PART II--OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     None

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     On July 30, 1999, IMPAC Group, Inc. (the "Company") issued to certain of its employee and directors, for an aggregate consideration of approximately $956,000, an aggregate of approximately 1,887 shares of Series A Common Stock, par value $0.001 per share (the "Series A Common Stock"). The Company used the net proceeds from the sale of Series A Common Stock to acquire approximately 1,552 shares of outstanding Series A Common Stock. The issuances of such Series A Common Stock were made by the Company in reliance on the exemption from registration provided under Section 4(2) and Regulation S (with respect to the foreign employees) and Rule 505 under Regulation D (with respect to the U.S. employees) under the Securities Act of 1933, as amended. See Note 4 of the Unaudited Condensed Consolidated Financial Statements

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 28, 1999, the Company's stockholders consented, in lieu of a meeting, to the Company's issuance and sale of certain shares of its Series A Common Stock to certain of its employees and directors. Such stockholder action was consented to by the affirmative votes of the holders of approximately 166,085 shares of the Company's Series A Common Stock.

ITEM 5: OTHER INFORMATION

     None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

 Exhibit
  Number                                                 Description
---------  -------------------------------------------------------------------------------------------------
      3.3  Second Amended and Restated By-laws of the Company.*
      3.5  Fourth Amended and Restated Certificate of Incorporation of the Company.*
     27.1  Financial Data Schedule.

___________
* Incorporated by reference to the same numbered exhibit to the Registrant's Form 10-K filed by the
  Registrant for the fiscal year ending December 31, 1998.

     (b) Reports on Form 8-K

     None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   IMPAC Group, Inc.

                                   By:   /s/   David C. Underwood
                                         -------------------------------------
                                               David C. Underwood
                                             Chief Financial Officer

Date: November 12, 1999