Form 10-K
period 1999-12-31
IMPAC GROUP INC /DE/
filed 2000-03-30
CIK 1058452

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

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      or

[_]TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

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

                               ----------------

       Securities registered pursuant to Section 12(b) of the Act: None

                                                         Name of each exchange
            Title of each class                           on which registered
            -------------------                          ---------------------
                   None                                          None

       Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes [X]No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Number of shares of Series A Common Stock, $0.001 par value per share (the "Series A Common Stock") and Series B Common Stock, $0.001 par value per share (the "Series B Common Stock" and, together with the Series A Common Stock, the "Common Stock") outstanding as of the close of business on March 15, 2000:

               Class                              Number of Shares Outstanding
       ---------------------                      ----------------------------
       Series A Common Stock                                168,335
       Series B Common Stock                                  4,500

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    CONTENTS

                                                                          Page
                                                                          ----

                                     PART I

 Item 1.  Business......................................................    1
 Item 2.  Properties....................................................    9
 Item 3.  Legal Proceedings.............................................   10
 Item 4.  Submission of Matters to Vote of Security Holders.............   10

                                    PART II

          Market for Registrant's Common Equity and Related Stockholder
 Item 5.  Matters.......................................................   11
 Item 6.  Selected Pro Forma and Historical Financial Data..............   13
          Management's Discussion and Analysis of Financial Condition
 Item 7.  and Results of Operations.....................................   15
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk....   27
 Item 8.  Financial Statements and Supplementary Data...................   27
          Changes in and Disagreements With Accountants on Accounting
 Item 9.  and Financial Disclosure......................................   27

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant............   28
 Item 11. Executive Compensation........................................   31
          Security Ownership of Certain Beneficial Owners and
 Item 12. Management....................................................   35
 Item 13. Certain Relationships and Related Transactions................   36

                                    PART IV

          Exhibits, Financial Statements Schedules and Reports on Form
 Item 14. 8-K...........................................................   41

                                    PART I.

ITEM 1. BUSINESS

Company Overview

  IMPAC Group, Inc. ("IMPAC" or the "Registrant", and, collectively with its consolidated subsidiaries, the "Company") is an international designer, manufacturer and marketer of high-end, value-added specialty printing and packaging for various consumer products markets including entertainment, cosmetics and personal care. Through its creative design work, specialized manufacturing techniques, and diverse printing capabilities, the Company offers innovative specialty packaging solutions for customers that seek to differentiate their products in the retail marketplace. In addition, the Company offers its products using a unique blend of materials including paper, paperboard and transparent rigid plastic materials. As used in this Annual Report on Form 10-K (the "Report"), the terms "fiscal 1997", "fiscal 1998", "fiscal 1999" and "fiscal 2000" refer to the fiscal years of the Company ended or ending on December 31 of the applicable calendar year.

  The Company supplies high-end specialty printing and packaging to blue chip customers in a diverse range of industries. IMPAC has developed long-standing relationships with its key customers by providing superior quality and customer service. IMPAC's manufacturing capabilities and its strategically located plants enable it to offer fast turnaround times, high quality and large volumes to satisfy customer demand. The Company's customers include, among others, Universal Music Group (a business unit of the Seagram Company Ltd.), EMI Group plc ("EMI"), BMG Entertainment (a division of a general partnership controlled by Bertelsmann AG or "BMG"), Sony Music Entertainment Inc. ("Sony"), Time Warner Inc., Fox Entertainment Group, Inc., Avon Products, Inc. ("Avon"), Revlon Consumer Products Corporation ("Revlon"), The Estee Lauder Companies Inc., Cosmair, Inc., The Procter & Gamble Company, Colgate-Palmolive Company and Apple Computer, Inc. ("Apple"). In the entertainment industry, examples of the Company's products include printed paper inserts for standard compact disc ("CD") packaging as well as specialty paperboard-based CD packaging and specialty packaging for home videos and digital versatile discs ("DVD"). In the cosmetics and personal care industries, IMPAC offers products such as paperboard and plastic folding cartons, transparent rigid plastic toothbrush packages and windowed boxes made of paperboard and transparent rigid plastic for face creams, lipsticks and other skin care products. Specific examples of products manufactured by IMPAC include the special edition collector's set of the hit movie Titanic, clear plastic packaging for Totes(R) umbrellas, multi-product cosmetic paper and plastic-based packaging for Polo Sport(R) and Ralph Lauren(R) fragrances, specialty windowed folding cartons for Revlon's Colorstay(R) lipsticks and mascara, standard music releases for leading artists such as Backstreet Boys and Santana and specialty music releases such as Madonna's Ray of Light and The Complete Hank Williams box set.

  In March, 1998, KFI Holding Corporation ("KFI"), the parent company of Klearfold, Inc. ("Klearfold"), acquired AGI Incorporated ("AGI"). Upon completion of the acquisition of AGI, the Company changed its name to IMPAC Group, Inc. This combination of AGI and Klearfold under common ownership is referred to as the "Combination". AGI is a supplier of standard and specialty printed packaging in the United States for the entertainment, cosmetics and personal care industries. Klearfold is a supplier of innovative display packaging using specialty windowed folding cartons that combine rigid plastic film with paperboard for the cosmetics, personal care and other consumer products industries. Subsequently, in September 1998, IMPAC expanded into the international packaging market when it acquired the capital stock of Tinsley Robor plc (together with its subsidiaries, "Tinsley", with the acquisition referred to as the "Tinsley Acquisition"). Tinsley is a supplier of standard and specialty printed packaging for the European music, multimedia and DVD markets through its plants located in the U.K., Ireland, Austria and The Netherlands. IMPAC further expanded its operations through several "tuck-in" acquisitions, including the acquisitions of Music Print B.V. ("Music Print") in November, 1998, Thamesdown Colour Limited ("Thamesdown") in November, 1999, and Atlantic Packaging Corporation ("Atlantic") in January, 2000. Music Print supplies printed packaging to the music and multimedia markets in The Netherlands, Thamesdown provides high-end commercial printing services in the U.K., and Atlantic manufactures high-end decorative corrugated packaging in Norwich, Connecticut. Tinsley, Music Print and Thamesdown, together, are referred to hereinafter as "IMPAC Europe".

  In March, 1998, IMPAC issued $100 million of its 10 1/8% Senior Subordinated Notes due 2008 (the "Original Notes") in a transaction exempt from the registration requirements under the Securities Act of 1933, as amended (the "Offering"). In October 1998, IMPAC exchanged $100 million of its 10 1/8% Senior Subordinated Notes due 2008, Series B (the "Exchange Notes") that had been registered under the Securities Act of 1933, as amended, for a like principal amount of the Original Notes, which were retired. The Exchange Notes are referred to hereinafter interchangeably with the Original Notes as the "Senior Subordinated Notes". The Senior Subordinated Notes have been guaranteed by certain of IMPAC's subsidiaries (the "Subsidiary Guarantors").

Business Information

 Product and Services

  The Company designs, manufactures and markets high-end specialty printing and packaging for a variety of applications in the consumer products industry. The Company believes it offers its customers one of the most extensive product lines in the specialty packaging industry. Principal product areas include (i) standard music packaging, (ii) specialty music packaging, (iii) multimedia and video games packaging, (iv) specialty video packaging, (v) specialty DVD packaging, (vi) paperboard folding cartons, (vii) plastic folding cartons,
(viii) specialty windowed folding cartons, (ix) rigid paperboard set-up boxes,
(x) decorative corrugated boxes, (xi) self-adhesive labels, and (xii) design, pre-press and commercial print services. The following table details the proprietary products sold by the Company:

   Product           Description                         Sample Applications
   -------    ------------------------   ----------------------------------------------------
 DIGIPAK(R)   A paperboard-based
              package that can fold
              open in a variety of       Music releases by leading artists such as Backstreet
              ways and hold single or    Boys, Beastie Boys, Counting Crows, Beck,
              multiple CDs.              Bruce Springsteen and R. Kelly.

 Digilite(TM) A lighter version of the   Music releases by leading artists such as 'N Sync,
              DIGIPAK(R) typically       Christina Aguilera and Kenny G.
              utilized for packaging
              CD singles.

 Digilok(TM)  A second generation        Music releases by leading artists such as Kula
              DIGIPAK(R) with unique     Shaker, Prodigy and LTJ Bukem.
              disc locking feature,
              completely securing the
              CD.

 DVDigipak(R) A paperboard-based
              package that can fold
              open in a variety of       Movie releases for major event titles and multi-
              ways to hold single or     title collections such as the Bruce Lee Master
              multiple DVDs.             Collection and the Spawn Special Edition sets.

 DIGI-BOKS(R) A rigid one-piece
              paperboard set-up box      Multi-CD release by Frank Sinatra, multi-
              used in a wide variety     video release of Die Hard movies and multi-product
              of applications.           cosmetics packages for Ralph Lauren(R).

 Klearfold(R) Plastic folding cartons    Colgate's toothbrush line, Jockey(R) International,
              produced from              Inc. brand underwear, Clairol's haircolor products
              transparent rigid          and Totes(R) umbrellas.
              plastic, offering
              maximum visibility for
              the consumer product at
              the retail level.

 Duofold(R)   Durable, windowed boxes    Chesebrough-Pond's(R) skin care products and
              made from paperboard and   Revlon's Colorstay(R) lipsticks and mascara.
              scored rigid film.
              Because the Company's
              rigid film can wrap
              around any edge,
              Duofold(R) cartons allow
              far more Visibility than
              conventional windowed
              cartons.

     Product            Description                         Sample Application
     -------     ------------------------   --------------------------------------------------
 KlearPOP(TM)    Plastic folding cartons    BIC(R) writing instruments, Andes(R) candies and
                 which utilize Klearfold    other products frequently sold at impulse purchase
                 transparent packaging to   locations.
                 provide multi-unit
                 dispensers and displays
                 that can be hung or
                 placed on shelves.

 KlearForm(TM)   An alternative type of     Small consumer products such as pocket knives
                 plastic folding carton     and personal care products.
                 which combines
                 thermoformed plastic
                 parts with printed film.
                 The result is a striking
                 package that holds the
                 packaged product
                 securely.

 Hologravure(TM) Licensed three-            Point-of-sale posters, packaging for CDs, and
                 dimensional printing       other consumer products packaging such as labels
                 technology that provides   for Apple's iMac(R) personal computers.
                 three-dimensional visual
                 effects to standard
                 transparent plastic
                 materials.

  Set forth below is a description of the categories of products sold by the Company utilizing the proprietary products described above as well as various other products.

  Standard Music Packaging. The Company's standard music packaging products for CDs and cassette tapes include paper inlay cards, folders and booklets for CD jewel boxes and insert cards for cassette tape boxes, as well as the Company's patented DIGIPAK(R), Digilok(TM) and Digilite(TM) products. The Company provides standard CD and cassette packaging components to a wide variety of customers in the recorded music industry. These products are manufactured in a variety of size configurations and process printing color combinations. Examples of the Company's recent standard music packaging include the CD inserts for Backstreet Boy's Millenium and Santana's Supernatural.

  Specialty Music Packaging. The Company's creative staff often works in close collaboration with music customers to create and develop ideas for unique or unusual specialty packaging. These packages are designed to be highly distinctive and often incorporate a variety of materials and advanced manufacturing processes into a single package. The Company's patented DIGIPAK(R), Digilite(TM), Digilok(TM) and DIGIBOKS(R) products have provided the recorded music industry with the flexibility to create innovative and interesting CD packaging. Specialty music packages have been used for music releases such as Madonna's Ray of Light and The Complete Hank Williams box set, both of which won Grammy Awards in 1999 for package design.

  Multimedia and Video Games Packaging. The Company's multimedia packaging for CD-ROM applications include many of the same CD packaging components sold to music customers such as paper inlay cards, folders and booklets for CD jewel boxes as well as DIGIPAK(R) products. In addition, the Company supplies folding cartons to certain customers in this market. The Company also provides paper packaging components such as booklets and tray cards for cassette based video games. Examples of the Company's recent multimedia and video games packaging include Sony Playstation's(TM) WWF Smackdown, Fisher Price's(TM) ABC's & 123's and The Learning Company's(TM) Pokemon.

  Specialty Video Packaging. In the home video market, the Company provides paperboard packaging for major event titles and multi-title collections combined for re-release principally directed to the sell-through market. The Company manufactures specialty video packaging utilizing any combination of its innovative manufacturing processes and its well-developed network of specialized outside suppliers. Examples of the Company's recent specialty video packaging include the Die Hard and James Bond 007 multi-title video collections as well as the Titanic and Austin Powers International Man of Mystery video releases.

  Specialty DVD Packaging. In the DVD home video market, the Company provides paperboard packaging for major event titles and multi-title collections combined for re-release. The Company's trademarked DVDigipak(TM) products provide the entertainment industry with the flexibility to create innovative and interesting DVD packaging. Creative specialty DVD packages were recently utilized for the Bruce Lee Master Collection and the Spawn Special Edition multi-title DVD sets.

  Paperboard Folding Cartons. Premium paperboard folding cartons are manufactured using a variety of production and design techniques including special prints and coatings, foil stamping, laminates and other special materials that help customers achieve product differentiation and add to the perceived value of the product. Premium paperboard folding cartons are used to package a wide variety of products for the Company's cosmetics and personal care customers and are frequently included in packaging solutions for multimedia industry customers.

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

  Specialty Windowed Folding Cartons. The Company has created its line of Duofold(R) cartons in order to offer many of the benefits of its fully transparent cartons, in combination with the advantages of additional graphics capabilities and rigidity offered by incorporating paperboard into the package. In addition, by substituting less expensive paperboard for plastic in a portion of the carton, Duofold(R) cartons are more cost efficient than all-plastic cartons. Unlike the typical thin film in windowed cartons, the rigid film used in Duofold(R) cartons resists tearing and puncturing and contributes to the stability of the carton. Additionally, the Duofold(R) manufacturing process allows the transparent rigid plastic film to wrap around any edge of the carton without compromising structural strength. Duofold(R) cartons are available in a wide variety of structures that can be stacked, racked or hung in virtually any configuration without sacrificing visual impact or display density. Also, as with Klearfold(R) transparent cartons, Duofold(R) cartons are shipped flat, can be easily set up manually or automatically, and can be enhanced using a wide variety of processes, including printing directly on the transparent film portion of the package. Examples of products utilizing Duofold(R) cartons include Chesebrough-Ponds(R) Skin Cream and Revlon Colorstay(R) lipsticks and mascara.

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

  Decorative Corrugated Boxes. The Company manufactures high-end decorative corrugated boxes used to package a wide variety of products including cosmetics, personal care, pharmaceuticals, beverages, computer software and household goods. Decorative corrugated products combine the structural integrity and protective characteristics of the traditional "brown box" with the enhanced graphical presentation normally associated with folding cartons and set-up boxes. Examples of the Company's products include cosmetics packaging for Avon, software packaging for IBM and personal care packaging for Chesebrough-Ponds(R).

  Self-Adhesive Labels. The Company provides self-adhesive labels for various consumer products in Europe including toiletries, drinks and foods. Examples of the Company's products include labels for various toiletries for the Sara Lee Corporation, shower gel and bathing solution labels for high profile brands such as Radox(R) and Badedas(R), sandwich labels for Toft Foods, hair product labels for Brylcreem(R) and paint labels for Cuprinol(R).

  Design, Pre-Press and Commercial Print Services. The Company provides high quality creative design, pre-press and commercial print services to customers across all consumer products industries. Designers have access to a full range of computer graphics equipment, including digital print capabilities. This enables the Company to provide competitive short run, fast turnaround color print typically used for promotional literature such as brochures, annual reports and direct mailings. Examples of customers that use these services include The Walt Disney Company, Sony, EMI, BMG and Universal Music Group.

Markets And Customers

  The Company's markets are divided into three principal categories: (i) entertainment, (ii) cosmetics, and (iii) other consumer products. The following chart illustrates the Company's sales by market for each of the last three fiscal years presented on an unaudited pro forma combined basis in 1997 and 1998 and on a historical consolidated basis in 1999:

                                               Years Ended December 31,
                                       -----------------------------------------
                                           1997          1998          1999
                                       ------------- ------------- -------------
                                                 (dollars in millions)
Entertainment......................... $164.5  58.5% $157.5  58.1% $182.5  59.3%
Cosmetics.............................   41.4  14.7%   39.9  14.7%   50.3  16.3%
Other Consumer Products...............   75.3  26.8%   73.6  27.2%   75.0  24.4%
                                       ------ ------ ------ ------ ------ ------
  Total............................... $281.2 100.0% $271.0 100.0% $307.8 100.0%
                                       ====== ====== ====== ====== ====== ======

Strategy

  The Company's principal growth strategy is to leverage its reputation for product innovation, high quality and customer service in order to expand into new and existing markets and customers. Key elements of the Company's strategy include:

  Capitalize on Cross-Selling Opportunities. The Company believes that it will create significant additional revenue opportunities with existing customers by marketing its expanded array of high-end packaging solutions. The Company believes that AGI, Klearfold and IMPAC Europe each bring a strong position in certain closely related consumer products markets that the other companies should be able to leverage. In particular, the Company believes that IMPAC Europe represents an excellent platform from which to offer the Klearfold product capabilities, while AGI and IMPAC Europe will each benefit from the other's strong position in closely related entertainment markets such as specialty video packaging and multimedia and video games packaging.

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

  Increase Operating Efficiencies. The Company believes that combining the operations of AGI, Klearfold and IMPAC Europe presents opportunities to effectively capitalize on operating efficiencies and economies of scale. A portion of AGI's and Klearfold's printing capacity is interchangeable, allowing work to be processed wherever capacity is available during times of peak demand. The Tinsley Acquisition gives the Company access to international manufacturing operations which allows the Company to produce packaging in close proximity to its customers' global distribution channels. The Company intends to utilize the most efficient practices currently used in each of its facilities to enhance manufacturing capabilities and improve cost structures.

  Pursue Strategic Acquisitions. The Company may pursue other strategic acquisitions within the specialty printing and packaging industry. The Company believes that significant opportunities exist to acquire distinctive businesses that would enable the Company to further broaden its product offerings as well as to expand its operations both domestically and internationally. For example, in January 2000, the Company acquired Atlantic, a Norwich, Connecticut based manufacturer of high-end decorative corrugated packaging, thereby adding an additional product offering to IMPAC's already wide array of specialty packaging solutions.

Sales And Marketing

  Customer relationships in the specialty packaging industry are generally developed and maintained over extended periods. These relationships develop because of the high degree of coordination necessary between packaging suppliers and their customers to ensure that packaging conforms precisely to the needs of the customer. The integration of product design and manufacturing along with inventory management and distribution systems provide the Company with a competitive advantage in maintaining and expanding business with established customers. This integrated marketing, design and manufacturing operation also represents an important source of new business opportunities through the modification of existing packaging and the development of new applications.

  The Company has approximately 73 sales professionals together offering the combined product lines of IMPAC. Products are sold through the sales professionals directly to customers in a variety of industries. The sales professionals focus on individual customer accounts and are able to offer the Company's wide array of packaging solutions.

Industry And Customer Concentrations

 Industry Concentrations

  Although the Company markets its packaging to various consumer products industries, a substantial portion of its products are sold to the entertainment industry and the cosmetics industry. In 1999, approximately 59% and 16% of the Company's total sales represented sales to the entertainment industry and the cosmetics industry, respectively.

 Customer Concentration

  The Company has been successful in establishing strong relationships with its key customers. Universal Music Group and EMI combined to account for approximately 22% and 25% of the Company's net sales in 1998 and 1999, respectively.

Distribution

  A significant amount of the Company's products are shipped directly from its manufacturing facilities to its customers' facilities. Because of this, the proximity of the manufacturing facility to the customer's plant can significantly affect the price of products. The Company believes that its manufacturing facilities are well-positioned to serve U.S. and European markets. In an effort to enhance its service and turnaround time, the Company has positioned several of its facilities in close proximity to one or several major music or multimedia customers.

  The Company has established its strategically located facilities by constructing new facilities, leasing existing facilities and acquiring existing businesses. Examples of each of these initiatives include the construction of the Grover, North Carolina facility in 1998, the lease of the Swindon, U.K. facility in 1995 and the acquisition of Music Print in Weesp, Holland in 1998. In part because of the foregoing factors, the Company does not have significant warehouse facilities.

Competition

  The Company's business is highly competitive. Major competitive factors include product quality, service and price. In addition, as more of the Company's customers adopt "just-in-time" inventory systems, delivery lead time has increased in importance. The Company believes that its manufacturing facilities are well-positioned to serve U.S. and European markets.

  The Company believes that some of its primary competitors are Ivy Hill Corporation, Shorewood Packaging Corporation and International Paper Company in the United States and Gerhard Kaiser GMBH, St. Ives plc and CMCS Group plc in the U.K. and Europe, some of which are larger than the Company and may have substantially greater financial resources.

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

Technology, Product Development and Patents

  The Company produces high-quality, value-added, specialized packaging products through the development of creative designs and innovative manufacturing techniques. The Company's technical and product development centers that support the Company's marketing efforts are staffed with 32 full-time personnel as of December 31, 1999 and feature extensive in-house design, engineering, tooling, prototype production, graphics and processing capabilities. The Company's in-house design and production engineers work closely with existing and potential customers throughout the various stages of product design and development, in many instances producing real-time prototypes. The Company believes that its in-house design, engineering and graphics capabilities, which utilize CAD/CAM technology, are among the more extensive and sophisticated in the industry and enhance the Company's ability to better integrate its creative design capabilities with its customers' conceptual design processes.

  The Company has patented some of its various technology and processes. The Company currently owns approximately 42 patents and patent applications, with its patents expiring on various dates between 2000 and 2017. However, the Company believes that the design, innovation and quality of its products and its relationships with its customers are substantially more important to the maintenance and growth of its business than its patents. Accordingly, the Company does not believe that its business is dependent to any material extent upon any single patent. Certain of the Company's patents are expiring in the next few years.

  The Company currently owns trademarks for the following marks referenced in this Report: DIGIPAK(R), Digilite(TM), DVDigipak(TM), DIGI-BOKS(R), Digilok(TM), Klearfold(R), KlearPOP(TM), KlearForm(TM), Hologravure(TM) and Duofold(R). All other marks referenced in this Report are owned by various third parties.

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

Employees

  As of December 31, 1999, the Company had 1,961 employees, of which 1,527 were engaged in production or product support, 32 in product development, design and engineering, 124 in marketing and sales and 278 in corporate management and administration. The 239 member hourly workforce at the Company's Warrington, Pennsylvania facility is represented by the United Paperworkers International Union under a collective bargaining agreement which expires on November 30, 2002. Most of the Company's European facilities have separate house union agreements or series of agreements specific to the workforce at such facility. Approximately 425 of the Company's European workforce are members of these house unions. The Company believes that its relations with employees are good, and it has not experienced any strikes or work stoppages.

Financial Information About Foreign and Domestic Operations

  Sales and manufacturing operations outside the United States are conducted through subsidiaries located in the U.K., Ireland, Austria and The Netherlands. The Company has 19 manufacturing facilities: seven in the United States and twelve outside of the United States. During fiscal 1999, 56.9% of the Company's net sales were attributable to domestic operations and 43.1% of the Company's net sales were attributable to foreign operations. (For more information about domestic and foreign segments and sales, see Note 13 to the Company's Consolidated Financial Statements).

ITEM 2. PROPERTIES

  The Company's operations are conducted through 28 facilities located in the United States, U.K., Ireland, The Netherlands and Austria. The Company's principal executive offices are located in Melrose Park, Illinois. The leases for the Franklin Park, Illinois, Louisa, Virginia, Melrose Park, Illinois, New York, New York, Warrington, Pennsylvania, and Uden, Holland facilities provide the Company with options to renew for additional five year periods and the lease for the Salzburg, Austria facility provides the Company with an option to renew for an additional two year period. The Company's facilities are designed to provide for efficient manufacturing, material handling and storage of its products and no facility is materially underutilized. The Company believes that substantially all of its property and equipment is in good condition and that it has sufficient capacity to meet its current manufacturing and distribution requirements.

  The following table provides certain information regarding the Company's operating facilities as of December 31, 1999:

                                   Building
                                   sq. feet
Facility                 Ownership (approx.)        Function               Lease expiration
--------                 --------- ---------        --------               ----------------
U.S. Facilities
Dublin, OH..............  Leased        500  Sales                    April 1, 2002
                                             Fulfillment
Franklin Park, IL.......  Leased     41,000  Center/Office            September 30, 2000
Grover, NC..............  Owned      51,000  Manufacturing            N/A
Indianapolis, IN........  Leased      1,000  Sales                    September 1, 2002
Jacksonville, IL........  Owned      77,000  Manufacturing/Office     N/A
Los Angeles, CA.........  Leased      3,000  Sales                    August 31, 2002
Louisa, VA..............  Leased     78,000  Manufacturing            December 31, 2005
Melrose Park, IL........  Leased    257,000  Manufacturing/Office     September 30, 2002
Melrose Park, IL........  Leased     41,000  Warehouse                March 31, 2002
New York, NY............  Leased     21,000  Sales                    August 31, 2003
Oakland, CA.............  Leased      2,000  Sales                    July 31, 2001
Warrington, PA..........  Leased    100,000  Manufacturing            December 31, 2005
Warrington, PA..........  Leased     84,000  Warehouse/Manufacturing  December 31, 2004
U.K. and European Facilities
Chichester, UK..........  Leased      6,000  Office                   June, 2000
London, UK..............  Owned       2,000  Sales/Office             N/A
London, UK..............  Leased      6,000  Manufacturing            March 25, 2005
London, UK..............  Leased      5,000  Manufacturing            April 27, 2003
Slough, UK..............  Owned      13,000  Manufacturing            N/A
Birmingham, UK..........  Owned      74,000  Manufacturing            N/A
Swindon, UK.............  Leased     25,000  Manufacturing            May 1, 2010
Swindon, UK.............  Leased     21,000  Manufacturing            Unit 11-March 24, 2004
                                                                      Unit 26A-December 31, 2002
Littlehampton, UK.......  Leased     29,000  Manufacturing            September 30, 2008
Southhampton, UK........  Leased     25,000  Sublet                   Unit 7-December 25, 2009
                                                                      Unit 8-December 1, 2008
Dublin, Ireland.........  Leased     24,000  Manufacturing            January 7, 2016
Uden, Holland...........  Leased     31,000  Manufacturing            May 31, 2003
Enschede, Holland.......  Owned      96,000  Manufacturing            N/A
Salzburg, Austria.......  Leased     24,000  Manufacturing            August 31, 2006
Weesp, Holland..........  Owned      24,000  Manufacturing            N/A

ITEM 3. LEGAL PROCEEDINGS

  The Company is a party to various legal actions arising in the ordinary course of its business. The Company believes that the resolution of these legal actions will not have a material adverse effect on the Company's financial position or results of operation.

  Pursuant to a complaint dated January 6, 2000, Zvi Guttman, the Chapter 7 Trustee for PTP Industries, Inc., a Maryland corporation ("PTP"), has filed suit against Klearfold, Inc., and KF-Delaware, Inc., (together, the "Subsidiary Companies" and each a direct or indirect subsidiary of IMPAC), among others, in the U.S. Bankruptcy Court for the District of Maryland, seeking to set aside the allegedly fraudulent conveyance of $1,585,000 from PTP to KF-Delaware, Inc., in payment for the sale of certain shares of PTP held by KF- Delaware, Inc., and to recover that amount for the bankruptcy estate of PTP, together with interest and costs. The Subsidiary Companies delivered a notice, dated as of February 15, 2000, pursuant to Section 8.3 of the Investment Agreement dated as of February 19, 1998 (the "Investment Agreement"), among IMPAC, Heritage Fund I Investment Corporation and the other parties thereto, asserting a claim for indemnification against certain other parties to such Investment Agreement, including Heritage Fund I, L.P., H. Scott Herrin, Arthur S. Keyser and Matthew H. Kamens as Trustees under an Irrevocable Deed of Trust dated August 12, 1992 f/b/o H. Scott Herrin, Arthur
S. Keyser and Matthew H. Kamens as Trustees under an Indenture of Trust of Melvin B. Herrin dated June 4, 1996, Melvin B. Herrin and H. Scott Herrin, each a director or a major stockholder of the Company. The Company believes that the resolution of this legal matter will not have a material adverse effect on the Company's financial position or results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

  On January 8, 1999, IMPAC's stockholders consented, in lieu of a meeting, to an additional restatement of IMPAC's Amended and Restated Certificate of Incorporation. Such stockholder action was consented to by the affirmative vote of the holders of approximately 119,586 shares of IMPAC's Common Stock.

  On March 26, 1999, IMPAC's stockholders consented, in lieu of a meeting, to the election of M. Shaun Lawson and Lee Newbon to IMPAC's Board of Directors with each of Richard H. Block, Zenas Block, David H. Horowitz, Melvin B. Herrin, H. Scott Herrin, Michael F. Gilligan and Michel Reichert continuing as directors of IMPAC. Such stockholder action was consented to by the affirmative vote of the holders of approximately 132,735 shares of IMPAC's Common Stock.

  On April 7, 1999, IMPAC's stockholders consented, in lieu of a meeting, to the sale of certain shares of IMPAC's Series A Common Stock by each of James
H. Oppenheimer and Dean J. Henkel to Heritage Fund II Investment Corporation. Such stockholder action was consented to by the affirmative vote of the holders of approximately 125,914 shares of the Company's Series A Common Stock with respect to the sale by Mr. Oppenheimer and approximately 135,911 shares of IMPAC's Series A Common Stock with respect to the sale by Mr. Henkel.

  On May 28, 1999, IMPAC's stockholders consented, in lieu of a meeting, to IMPAC's issuance and sale of certain shares of its Series A Common Stock to certain of its employees and directors. Such stockholder action was consented to by the affirmative votes of the holders of approximately 161,585 shares of IMPAC's Series A Common Stock, 4,500 shares of IMPAC's Series B Common Stock and 20,000 shares of IMPAC's Series A Redeemable Preferred Stock.

  On October 29, 1999, IMPAC's stockholders consented, in lieu of a meeting, to an amendment of IMPAC's Fourth Amended and Restated Certificate of Incorporation. Such stockholder action was consented to by the affirmative vote of the holders of approximately 121,560 shares of Series A Common Stock, 4,500 shares of IMPAC's Series B Common Stock and 20,000 shares of IMPAC's Series A Redeemable Preferred Stock.

  On January 10, 2000, IMPAC's stockholders consented, in lieu of a meeting, to an amendment of IMPAC's Fourth Amended and Restated Certificate of Incorporation. Such stockholder action was consented to by the affirmative vote of the holders of approximately 110,450 shares of Series A Common Stock, 4,500 shares of IMPAC"s Series B Common Stock and 20,000 shares of IMPAC"s Series A Redeemable Preferred Stock.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

 Market Information

  IMPAC's Common Stock is not publicly traded.

 Holders

  As of March 15, 2000, IMPAC had 168,335 shares of Series A Common Stock outstanding held by approximately 48 stockholders of record and 4,500 shares of Series B Common Stock outstanding held by one stockholder of record.

 Dividends

  IMPAC has never paid dividends on its Common Stock nor does it expect to pay dividends on its Common Stock in the foreseeable future. IMPAC's ability to pay future dividends on its Common Stock is limited by the Indenture, as defined below, IMPAC's Fourth Amended and Restated Certificate of Incorporation, as amended, and the Company's Amended and Restated Multicurrency Credit Facility, dated as of July 7, 1998, among the Company and Bank of America, National Trust and Savings Association, as agent, and certain other financial instititutions parties thereto (the "Facility").

 Recent Sales of Unregistered Securities

  On January 12, 1999, IMPAC issued to BT Capital Investors, L.P. and Phoenix Home Life Mutual Insurance Company, for an aggregate consideration of $20,000,000, (i) an aggregate of 20,000 shares of Series A Mandatorily Redeemable Preferred Stock, $0.001 par value per share (the "Preferred Stock") and (ii) detachable, ten-year warrants (the "Warrants") to purchase an aggregate of 6,913 shares of IMPAC's Series A Common Stock at an exercise price of $0.01 per share. The Company used the net proceeds from the sale of Preferred Stock to acquire 30,088 shares of outstanding Series A Common Stock. The Warrants are exercisable at any time during the ten-year period subsequent to their issuance. The issuances of such Preferred Stock and Warrants (the "Preferred Stock Issuance") were made by IMPAC in reliance on the exemption from registration provided under Regulation D under the Securities Act of 1933, as amended. See Note 10 to the Company's Consolidated Financial Statements.

  On July 30, 1999, IMPAC issued to certain of its employees and directors, for an aggregate consideration of approximately $956,000, an aggregate of approximately 1,887 shares of Series A Common Stock. IMPAC used the net proceeds from the sale of Series A Common Stock to acquire approximately 1,552 shares of outstanding Series A Common Stock. The issuances of such Series A Common Stock were made by IMPAC in reliance on the exemption from registration provided under Section 4(2) and Regulation S (with respect to the non-U.S. employees) and Rule 505 under Regulation D (with respect to the U.S. employees) under the Securities Act of 1933, as amended. See Note 10 to the Company's Consolidated Financial Statements.

  On November 2, 1999, in connection with IMPAC's purchase of all of the issued share capital of Thamesdown Colour Limited, a limited company organized under the laws of England and Wales ("Thamesdown"), IMPAC issued an aggregate of approximately 3,897 shares of Series A Common Stock to seven (7) holders of issued share capital of Thamesdown, representing partial consideration of approximately $2,371,875 payable by IMPAC pursuant to that certain Purchase Agreement, dated as of November 2, 1999, by an among IMPAC and such holders. The issuances of such Series A Common Stock were made by IMPAC in reliance on the exemption from registration provided under Section 4(2) and Regulation S under the Securities Act of 1933, as amended. See Note 3 and Note 10 to the Company's Consolidated Financial Statements.

  On December 29, 1999, IMPAC issued to certain of its employees, for an aggregate consideration of approximately $533,000, an aggregate of approximately 875 shares of Series A Common Stock. The issuances of such Series A Common Stock were made by IMPAC in reliance on exemptions from registration provided under Section 4(2) and Regulation S under the Securities Act of 1933, as amended. See Note 10 to the Company's Consolidated Financial Statements.

  On January 10, 2000, in connection with IMPAC's purchase of all of the outstanding common stock of Atlantic Packaging Corporation ("Atlantic"), IMPAC issued an aggregate of approximately 1,643 shares of Series A Common Stock to two (2) holders of outstanding common stock of Atlantic, representing partial consideration of approximately $1,000,000 payable by IMPAC pursuant to that certain Stock Purchase Agreement and Stock Exchange Agreement dated as of January 10, 2000, by and among IMPAC and such holders. The issuances of such Series A Common Stock were made by IMPAC in reliance on the exemption from registration provided under Section 4(2) under the Securities Act of 1933, as amended. See Note 15 to the Company's Consolidated Financial Statements.

ITEM 6. SELECTED PRO FORMA AND HISTORICAL FINANCIAL DATA

               Selected Pro Forma and Historical Financial Data

  The selected historical consolidated financial data set forth below for the year ended December 31, 1999 has been derived from the Company's consolidated financial statements audited by PricewaterhouseCoopers LLP, independent public accountants, and includes the operating results of AGI and Tinsley for the entire period. The selected unaudited pro forma combined financial data set forth below for the years ended December 31, 1996, 1997 and 1998 are based on the historical consolidated financial statements of the Company included elsewhere in this Report, adjusted to give effect to the Combination, the Tinsley Acquisition and the additional borrowings incurred to fund those transactions as if they had occurred as of January 1, 1996. As a result of these transactions, the Company's historical consolidated financial statements for the years ended December 31, 1996, 1997, 1998 and 1999 are not comparable due to the inclusion in the consolidated financial statements of AGI's and Tinsley's assets, liabilities and operating results from the dates of acquisitions. Management believes the following unaudited pro forma combined financial data for the years ended December 31, 1996, 1997 and 1998 and the historical consolidated financial data for the year ended December 31, 1999 presents a more meaningful comparison of the Company's operating results from year to year. However, the unaudited combined pro forma financial data do not purport to represent what the Company's financial position or results of operations would actually have been had the Combination, the Tinsley Acquisition and the incurrence of the related indebtedness occurred on the assumed date or to project the Company's financial position or results of operations for any future date or period. The information contained in the following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the related notes thereto included elsewhere in this Report.

                                              Year Ended December 31,
                                       ----------------------------------------
                                               Pro Forma             Historical
                                       ----------------------------  ----------
                                       1996(1)     1997    1998(2)      1999
                                       --------  --------  --------  ----------
                                              (dollars in thousands)
Income Statement Data
Net sales............................  $247,604  $281,170  $271,049   $307,754
Cost of goods sold...................   178,287   198,797   197,021    216,527
                                       --------  --------  --------   --------
Gross profit.........................    69,317    82,373    74,028     91,227
Selling, general and administrative
 expenses............................    45,826    55,171    53,245     60,674
                                       --------  --------  --------   --------
Operating income.....................    23,490    27,202    20,783     30,553
Interest expense, net................    21,259    21,352    21,537     22,913
Other expense (income), net..........       181      (139)      456        (41)
                                       --------  --------  --------   --------
Income (loss) before income taxes and
 extraordinary item..................     2,050     5,990    (1,210)     7,681
Income taxes.........................     2,342     3,987       994      3,384
                                       --------  --------  --------   --------
Income (loss) before extraordinary
 item(3).............................  $   (292) $  2,003  $ (2,204)  $  4,297
                                       ========  ========  ========   ========
Other Data
EBITDA (as defined)(4)...............  $ 40,654  $ 45,730  $ 39,927   $ 51,589
Depreciation and amortization........    17,895    18,561    19,144     21,026
Capital expenditures.................    29,267    19,497    25,428     27,002

-------
(1) The unaudited pro forma combined financial data for the year ended December 31, 1996 includes the results of operations for Tinsley for the year ended March 31, 1997.
(2) The unaudited pro forma combined financial data for the year ended December 31, 1998 has been retroactively restated to reflect the Company's change in method of pricing the paper component of inventory for AGI from LIFO to FIFO. This change decreased previously reported net income by $224. See Note 4 of the Company's Consolidated Financial Statements.
(3) The results of operations for the year ended December 31, 1998 include an extraordinary loss of $751, net of tax, due to the write-off of deferred financing costs.
(4) EBITDA is defined as income from continuing operations before deducting interest expense, income taxes, depreciation and amortization and excludes, to the extent applicable for the relevant period, (i) other (income) expense, (ii) stock-based compensation expense of $171, $2,326 and $1,171 for the years ended December 31, 1996, 1997 and 1998, respectively, and (iii) PTP Industries, Inc. ("PTP") royalty and commission income of $731 and $33 for the years ended December 31, 1996 and 1997, respectively. EBITDA is not a substitute for operating income, net earnings and cash flow from operating activities as determined in accordance with generally accepted accounting principles as a measure of profitability or liquidity. EBITDA is presented as additional information because management believes it to be a useful indicator of the Company's ability to service and/or incur indebtedness.

                      Selected Historical Financial Data

  The selected historical consolidated financial data set forth below as of and for each of the three years ended December 31, 1997 have been derived from the Company's financial statements audited by KPMG LLP, independent public accountants. The selected historical consolidated financial data set forth below as of and for each of the two years ended December 31, 1999 have been derived from the Company's financial statements audited by PricewaterhouseCoopers LLP, independent public accountants. The audited consolidated financial statements of the Company as of December 31, 1998 and 1999 and for each of the three years ended December 31, 1999 are included elsewhere in this report. The selected historical consolidated financial data of the Company include AGI from March 13, 1998, Tinsley from September 12, 1998 and Klearfold for all periods presented. The information contained in the following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the related notes thereto included elsewhere in this Report.

                                         Year Ended December 31,
                               ----------------------------------------------
                                1995      1996      1997    1998(1)    1999
                               -------  --------  --------  -------- --------
                                         (dollars in thousands)
Income Statement Data
Net sales..................... $51,214  $ 54,218  $ 52,493  $184,298 $307,754
Cost of goods sold............  36,757    40,094    39,322   135,022  216,527
                               -------  --------  --------  -------- --------
Gross profit..................  14,457    14,124    13,171    49,276   91,227
Selling, general and
 administrative expenses......   7,942     7,594     7,589    31,762   60,674
PTP royalty and commission
 (income)(2)..................    (377)     (731)      (33)      --       --
                               -------  --------  --------  -------- --------
Operating income..............   6,892     7,261     5,615    17,514   30,553
Interest expense, net.........   1,197     2,324     3,469    13,514   22,913
Other expense (income), net...     --        --        --        457      (41)
                               -------  --------  --------  -------- --------
Income from continuing
 operations before income
 taxes........................   5,695     4,937     2,146     3,543    7,681
Income taxes..................   2,417     2,003       754     1,724    3,384
                               -------  --------  --------  -------- --------
Income from continuing
 operations(3)................ $ 3,278  $  2,934  $  1,392  $  1,819 $  4,297
                               =======  ========  ========  ======== ========
Balance Sheet Data(4) (at
 period end)
Total assets.................. $38,025  $ 27,275  $ 28,293  $366,111 $394,062
Long-term debt, including
 current portion..............   6,623    30,950    33,850   240,559  255,959
Stockholders' equity
 (deficit)....................  11,511   (15,279)  (13,887)   65,359   46,571

--------
(1) The results of operations for the year ended December 31, 1998 have been retroactively restated to reflect the Company's change in method of pricing the paper component of inventory for AGI from LIFO to FIFO. This change decreased previously reported net income by $224. See Note 4 of the Company's Consolidated Financial Statements.
(2) Klearfold received commissions and royalties on certain sales made by PTP. Klearfold owned 51% of PTP prior to the sale of this subsidiary on April 19, 1996. PTP ceased operations in 1997.
(3) The results of operations for the year ended December 31, 1998 include an extraordinary loss of $552, net of tax, due to the write-off of deferred financing costs.
(4) Balance sheet data includes amounts related to PTP at December 31, 1995 prior to the sale of PTP on April 19, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

  On March 12, 1998, KFI, the parent company of Klearfold, completed both its acquisition of AGI and also the issuance of the Company's Senior Subordinated Notes. Upon consummation of these transactions, KFI changed its corporate name to IMPAC Group, Inc. On September 11, 1998, IMPAC acquired the outstanding capital stock of Tinsley. IMPAC funded the Tinsley Acquisition through borrowings under the Facility, proceeds from the sale of common stock to IMPAC's existing stockholders and their affiliates and the issuance of five year promissory notes ("Loan Notes") to former Tinsley plc shareholders. References below to the "Company" mean IMPAC Group, Inc. and its consolidated subsidiaries.

  As a result of these transactions, the Company's historical consolidated financial statements for the years ended December 31, 1997, 1998 and 1999 are not comparable due to the inclusion in the consolidated financial statements of AGI's and Tinsley's assets, liabilities and operating results from the dates of acquisition. Management believes that the pro forma results of operations for the years ended December 31, 1997 and 1998 included in the Selected Pro Forma and Historical Financial Data table in Item 6, which assume that the acquisitions of AGI and Tinsley and the borrowings incurred to fund those acquisitions occurred as of January 1, 1996, present a more meaningful basis from which to compare the Company's historical operating results for the year ended December 31, 1999. As such, the discussion and analysis of the historical results of operations and financial position for the years ended December 31, 1997, 1998 and 1999 are supplemented with the discussion and analysis of the pro forma results of operations and financial position for the pro forma years ended December 31, 1997 and 1998 and the historical year ended December 31, 1999.

  IMPAC is a holding company with no material assets or operations other than its investments in its direct and indirect wholly-owned subsidiaries. All of the Company's domestic subsidiaries and certain foreign subsidiaries of the Company have guaranteed the Senior Subordinated Notes on a full, unconditional, joint and several basis, subject to the subordination provisions in the related Indenture. Separate financial statements and other disclosures of the Subsidiary Guarantors have not been presented in this Report because the Company believes that such financial statements and other information would not provide additional information that is material to investors. However, the condensed consolidating financial information of IMPAC, the Subsidiary Guarantors and the subsidiaries of IMPAC that have not provided guarantees on the Senior Subordinated Notes have been presented in
Note 14 of the Company's Consolidated Financial Statements for purposes of complying with the reporting requirements.

 Overview

  IMPAC is a international designer, manufacturer and marketer of high-end, value-added specialty printing and packaging for various consumer products markets including entertainment, cosmetics and personal care. Through its creative design work, specialized manufacturing techniques, and diverse printing capabilities, the Company offers innovative specialty packaging solutions for customers that seek to differentiate their products in the retail marketplace. In addition, the Company offers its products using a unique blend of materials including paper, paperboard and transparent rigid plastic materials.

Unaudited Pro Forma Results of Operations

 Historical Year Ended December 31, 1999 Compared to Unaudited Pro Forma Year Ended December 31, 1998

  The following table sets forth certain unaudited income statement data (expressed as a percentage of net sales) for the pro forma year ended December 31, 1998 (the "1998 period") and certain audited income statement data for the historical year ended December 31, 1999 (the "1999 period"). The unaudited income statement data for the 1998 period are presented on a pro forma basis as if the acquisitions of AGI and Tinsley and the borrowings incurred to fund those acquisitions occurred as of January 1, 1998.

                                                                  1998    1999
                                                                 ------  ------
   Income Statement Data:
   Net sales.................................................... 100.0%  100.0%
   Cost of goods sold...........................................  72.7%   70.4%
                                                                 ------  ------
   Gross profit.................................................  27.3%   29.6%
   Selling, general and administrative expenses.................  19.6%   19.7%
                                                                 ------  ------
   Operating income.............................................   7.7%    9.9%
   Interest expense, net........................................   7.9%    7.4%
   Other expense, net...........................................   0.2%    0.0%
                                                                 ------  ------
   Income (loss) before income taxes and extraordinary item.....  (0.4%)   2.5%
   Income taxes.................................................   0.4%    1.1%
                                                                 ------  ------
   Income (loss) before extraordinary item......................  (0.8%)   1.4%
                                                                 ======  ======

  Net Sales for the 1999 period were $307.8 million compared to $271.0 million for the 1998 period, an increase of 13.5%. This increase was due to a $25.1 million increase in entertainment packaging, a $10.3 million increase in cosmetics packaging and a $1.4 million increase in other consumer products packaging. The entertainment packaging increase was due primarily to an increase in music packaging sales resulting from improved market penetration relating to the start-up of the Company's Grover, North Carolina facility in April 1998 and the acquisition of Music Print in November 1998, as well as strong growth in the sales of multimedia and video games packaging to the Company's U.K. and European customers. The increase in cosmetics packaging relates primarily to increased volume to the Company's existing customers resulting from improved sales and marketing efforts.

  Gross Profit for the 1999 period was $91.2 million compared to $74.0 million for the 1998 period, an increase of 23.2%. The increase in gross profit was due to the sales increase noted above and an increase in gross margin. The increase in gross margin from 27.3% to 29.6% results from improved capacity utilization, particularly at the Company's Grover, North Carolina facility which was in a start-up phase in 1998 and at its Salzburg, Austrian operation, and process improvements at the Company's U.S. plastic packaging operations and its Birmingham, U.K. facility.

  Selling, General and Administrative Expenses for the 1999 period were $60.7 million compared to $53.2 million for the 1998 period, an increase of 14.0%. The increase in SG&A was due primarily to increases in selling and administrative personnel to promote and support the Company's growth, increases in payouts under various compensation programs tied to sales and profitability, and increased costs associated with the Company's integration to a new enterprise resource planning ("ERP") system. The Company has been operating on the ERP system in the first quarter of 2000 and expects the integration to be completed at AGI during the second quarter of 2000. SG&A as a percentage of sales was 19.6% and 19.7% in 1998 and 1999, respectively.

  Operating Income for the 1999 period was $30.6 million compared to $20.8 million for the 1998 period, an increase of 47.0% due to the factors discussed above.

  Net Interest Expense for the 1999 period was $22.9 million compared to $21.5 million for the 1998 period, an increase of 6.4%. The increase was due primarily to an increase in revolver borrowings under the Facility to fund working capital requirements and capital expenditures.

  Income Taxes for the 1999 period were $3.4 million compared to $1.0 million for the 1998 period. The Company's effective tax rates for the periods exceeded the U.S. federal statutory rate primarily due to the effect of non-deductible goodwill amortization of approximately $4.1 million in the 1999 period and $4.0 million in the 1998 period.

  Net Income for the 1999 period was $4.3 million compared to a net loss of $2.2 million for the 1998 period due to the factors discussed above. The pro forma net loss for the 1998 period does not include an extraordinary charge of $0.8 million, net of tax, related to the early extinguishment of debt arising from the Combination and the Tinsley Acquisition.

 Unaudited Pro Forma Year Ended December 31, 1998 Compared to Unaudited Pro Forma Year Ended December 31, 1997

  The following table sets forth certain unaudited income statement data (expressed as a percentage of net sales) for the years ended December 31, 1997 (the "1997 period") and 1998 (the "1998 period") on a pro forma basis as if the acquisitions of AGI and Tinsley and the borrowings incurred to fund those acquisitions occurred as of January 1, 1997.

                                                                  1997   1998
                                                                 ------ ------
   Income Statement Data:
   Net sales.................................................... 100.0% 100.0%
   Cost of goods sold...........................................  70.7%  72.7%
                                                                 ------ ------
   Gross profit.................................................  29.3%  27.3%
   Selling, general and administrative expenses.................  19.6%  19.6%
                                                                 ------ ------
   Operating income.............................................   9.7%   7.7%
   Interest expense, net........................................   7.6%   7.9%
   Other expense, net...........................................   0.0%   0.2%
                                                                 ------ ------
   Income (loss) before income taxes and extraordinary item.....   2.1%  (0.4%)
   Income taxes.................................................   1.4%   0.4%
                                                                 ------ ------
   Income (loss) before extraordinary item......................   0.7%  (0.8%)
                                                                 ====== ======

  Net Sales for the 1998 period were $271.0 million compared to $281.2 million for the 1997 period, a decrease of 3.6%. This decrease was due to a $7.1 million decrease in entertainment packaging, a $1.5 million decrease in cosmetics packaging and a $1.6 million decrease in other consumer products packaging. The entertainment packaging reduction was due to a decline in sales of special video packaging compared to strong 1997 sales related to the successful releases of several popular titles by the Company's existing customers. The decrease in cosmetics sales relates primarily to a decision by one of the Company's significant cosmetics packaging customers to begin to manufacture certain of its packaging internally and to lower than expected retail sales of one product line of another significant cosmetics customer. The decrease in other consumer products packaging resulted primarily from a decrease in sales of labels to the Company's U.K. customers.

  Gross Profit for the 1998 period was $74.0 million compared to $82.4 million for the 1997 period, a decrease of 10.1%. The resulting decline in gross margin from 29.3% to 27.3% was primarily due to the decrease in sales of higher value-added packaging products to the entertainment industry, as discussed above. Gross margin was also negatively impacted by the less favorable absorption of fixed costs due to the lower overall sales volume, the start-up of the Company's Grover, North Carolina facility and developmental costs associated with new packaging for two significant customers. Additionally, the 1997 period benefited from a supply contract termination settlement of $0.8 million and a favorable insurance adjustment of $0.4 million.

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

  Operating Income for the 1998 period was $20.8 million compared to $27.2 million for the 1997 period, a decrease of 23.6% due to the factors discussed above.

  Net Interest Expense for the 1998 period was $21.5 million compared to $21.4 million for the 1997 period. The increase was due to the issuance of $4.0 million of industrial revenue bonds in August, 1997.

  Income Taxes for the 1998 period were $1.0 million compared to $4.0 million for the 1997 period. The Company's effective tax rates for the periods exceeded the U.S. federal statutory rate primarily due to the effect of non-deductible goodwill amortization of approximately $4.0 million in each period.

  Net Loss for the 1998 period was $2.2 million compared to net income of $2.0 million for the 1997 period due to the factors discussed above. The pro forma loss for the 1998 period does not include an extraordinary charge of $0.8 million, net of tax, related to the early extinguishment of debt arising from the Combination and the Tinsley Acquisition.

Historical Results of Operations

 Historical Year ended December 31, 1999 Compared to Historical Year Ended December 31, 1998

  The results of operations for the year ended December 31, 1998 (the "1998 period") include the results of AGI and Tinsley from the dates of acquisitions. The Company's growth in net sales, gross profit and operating income during the year ended December 31, 1999 (the "1999 period") as compared to the 1998 period relates primarily to the effect of these acquisitions. Net interest expense increased from $13.5 million in the 1998 period to $22.9 million in the 1999 period due to the additional borrowings incurred to fund the acquisitions of AGI and Tinsley. Income taxes for the 1999 period were $3.4 million compared to $1.7 million for the 1998 period. The Company's effective tax rates for the periods exceeded the U.S. federal statutory rate primarily due to the effect of non-deductible goodwill amortization of approximately $4.1 million and $1.7 million in 1999 and 1998, respectively. Net income for the 1999 period was $4.3 million compared to $1.3 million during the 1998 period due to the factors discussed above. Net income for the 1998 period includes an extraordinary charge of $0.6 million, net of tax, related to the early extinguishment of debt.

 Historical Year ended December 31, 1998 Compared to Historical Year Ended December 31, 1997

  The results of operations for the year ended December 31, 1998 (the "1998 period") include the results of AGI and Tinsley from the dates of acquisitions. The Company's growth in net sales, gross profit and operating income during the 1998 period as compared to the year ended December 31, 1997 (the "1997 period") relates primarily to the effect of these acquisitions. Net interest expense increased from $3.5 million in the 1997 period to $13.5 million in the 1998 period due to the additional borrowings incurred to fund the acquisitions of AGI and Tinsley. Income taxes for the 1998 period were $1.7 million compared to $0.8 million for the 1997 period. The Company's effective tax rates increased from 35.1% in the 1997 period to 48.7% in the 1998 period primarily due to the effect of non-deductible goodwill amortization of approximately $1.7 million during the 1998 period. Net income for the 1998 period was $1.3 million compared to $1.4 million during the 1997 period due to the factors discussed above. Net income for the 1998 period includes an extraordinary charge of $0.6 million, net of tax, related to the early extinguishment of debt.

Liquidity and Capital Resources

  On March 12, 1998, KFI acquired all of the common stock of AGI for $69.0 million including $54.6 million of cash and $14.4 million of newly issued common stock, plus acquisition costs. Concurrently, the Company funded the retirement of $8.3 million of indebtedness outstanding under AGI's credit facility immediately prior to the transaction. The acquisition was funded with proceeds from the issuance of $100.0 million of Senior Subordinated Notes (net of $4.1 million in debt issuance costs) and $4.6 million of new common stock. The balance of the proceeds of the Senior Subordinated Notes were used to retire all outstanding indebtedness of $29.9 million under KFI's prior bank credit agreement. At the same time, KFI entered into a new five year credit agreement which provided for a $40.0 million revolving credit facility and a $13.0 million letter of credit facility (the "Original Credit Facility").

  On July 7, 1998, the Company entered into the Facility, which became effective on the initial funding date of the Tinsley Acquisition and replaced the Original Credit Facility. The Facility provides for up to $53.0 million of revolving credit borrowings (the "Revolver") with a $20.0 million letter of credit subfacility under the Revolver (the "L/C Facility"). The Facility also provides for $37.0 million of Term Loan A borrowings and $64.0 million of Term Loan B borrowings. The Facility also provides a guarantee to the holders of the Loan Notes. Under the provisions of the Facility, the aggregate amount of outstanding Term Loan A borrowings is limited by the amount outstanding under the Loan Note guarantee. Up to $8.5 million of drawings under this guarantee to redeem the Loan Notes will be converted to additional borrowings under Term Loan A and any drawings which, as a consequence of currency fluctuations, exceed $8.5 million will be converted to additional borrowings under the Revolver. The Revolver has a five and one-half year maturity, Term Loan A has a five and one-half year maturity and Term Loan B has a six and one-half year maturity. As of December 31, 1999, $28.9 million in Term Loan A borrowings were outstanding, $63.2 million in Term Loan B borrowings were outstanding, $25.5 million in Revolver borrowings were outstanding and $14.4 million in additional Revolver borrowings were available.

  On September 11, 1998, the Company acquired the common stock of Tinsley for $137.7 million plus acquisition costs. Concurrently, the Company funded the retirement of $18.5 million of indebtedness outstanding under Tinsley's credit agreements immediately prior to the transaction. The acquisition was funded through additional borrowings of $93.7 million under the Facility, $58.6 million in proceeds from the sale of common stock to the Company's existing stockholders and their affiliates and the issuance, in the aggregate, of $8.5 million of five year promissory Loan Notes to former Tinsley shareholders.

  On November 24, 1998, the Company purchased the outstanding capital stock of Music Print for approximately $5.3 million plus acquisition costs. Concurrently, the Company retired approximately $0.2 million of historical indebtedness of Music Print and purchased the facility in which Music Print operates for $1.3 million. The acquisition was funded through additional Revolver borrowings under the Facility.

  On January 12, 1999, IMPAC issued 20,000 shares of Preferred Stock with a face value of $20.0 million together with detachable, ten-year Warrants to purchase 6,913 shares of Series A Common Stock at an exercise price of $0.01 per share for net proceeds of $18.8 million. IMPAC used the net proceeds from the sale of Preferred Stock to acquire 30,088 shares of outstanding Series A Common Stock. The Preferred Stock accrues dividends on a cumulative basis at 14% per annum for years 1-5, 15% per annum for year 6, and either 14% or 15% per annum for years 7-10 depending on whether the dividends are paid in cash or with additional Preferred Stock, respectively. During the first six years after issuance, dividends on the Preferred Stock are payable solely by issuing additional shares of Preferred Stock. The Preferred Stock accrues dividends at 24% per annum if certain events occur, including an event of non-compliance as defined and certain significant changes in the ownership of IMPAC. IMPAC is required to redeem all outstanding shares of Preferred Stock on December 31, 2008 at face value plus all accrued and unpaid dividends. IMPAC may redeem some or all outstanding shares of Preferred Stock at an earlier date, provided, however, that a premium of up to 10% be paid. The Preferred Stock is not redeemable at the option of the holders of Preferred Stock except upon a change of control, as defined. The Preferred Stock contains covenants, among others, limiting additional indebtedness, restricted payments, guaranties, advances to affiliates, mergers, asset sales and dispositions. The Preferred Stock ranks senior to all classes of Common Stock with respect to dividend distributions and distributions upon the liquidation or dissolution of IMPAC.

  On November 2, 1999, the Company acquired all of the common stock of Thamesdown, for approximately $10.8 million plus acquisition costs. The acquisition was funded through $4.9 million of subordinated indebtedness with a related party, $3.7 million of additional Revolver borrowings under the Facility and the issuance of $2.4 million of Series A Common Stock to the former Thamesdown shareholders. The Company also assumed approximately $3.0 million of capital leases.

  On January 10, 2000, the Company acquired all of the common stock of Atlantic for approximately $7.5 million plus acquisition costs. The acquisition was funded through $3.3 million of additional subordinated indebtedness with a related party, $3.2 million of additional Revolver borrowings under the Facility and the issuance of $1.0 million of Series A Common Stock to the former Atlantic shareholders.

  On March 10, 2000, the Company entered into a definitive purchase agreement to acquire certain assets and liabilities of Commercial Lithographing Company ("Commercial Litho") for $10.5 million plus acquisition costs. The Company expects to complete this acquisition during the second quarter of 2000. Commercial Litho, based in Louisville, Kentucky, provides high-end commercial printing services to various companies in the entertainment and other consumer products markets.

  The Company's primary cash requirements historically have related to capital expenditures, working capital and debt service. The Company has historically funded these requirements through internally generated cash flow, borrowings under bank credit arrangements and the issuance of industrial revenue bonds.

  Net cash provided by operating activities for the year ended December 31, 1999 (the "1999 period") was $23.0 million compared to $13.2 million for the year ended December 31, 1998 (the "1998 period"). Income from operations before non-cash charges increased to $24.7 million from $14.8 million primarily due to the acquisitions of AGI and Tinsley. In the 1999 period, income from operations before non-cash charges of $24.7 million, proceeds of $18.8 million from the issuance of Preferred Stock and Warrants, the issuance of $1.5 million of Series A Common Stock, the issuance of $4.9 million of subordinated debt and $14.5 million of revolver borrowings were used to fund the repurchase of Series A Common Stock, the acquisition of Thamesdown, $27.0 million of capital expenditures, a $1.7 million increase in working capital requirements, a $5.1 million decrease in capital leases, the repayment of $1.0 million of bank borrowings and $1.2 million of debt issuance costs. In the 1998 period, income from operations before non-cash changes of $14.8 million, the issuance of the Senior Subordinated Notes, a $0.9 million increase in capital leases, the issuance of Common Stock and the issuance of $112.4 million of borrowings under the Facility, Loan Notes and industrial revenue bonds were used to fund the acquisitions of AGI, Tinsley and Music Print, the repayment of $30.1 million of bank borrowings, $10.9 million of debt issuance costs, $16.0 million of capital expenditures and a $1.6 million increase in working capital requirements. The Company currently expects to spend $24.0 million on capital expenditures in 2000. The Company expects to fund its capital expenditures and other working capital requirements in 2000 through internally generated cash flow and borrowings under the Facility.

  Net cash provided by operating activities for the 1998 period was $13.2 million compared to $6.2 million for the 1997 period. Income from operations before non-cash charges increased to $14.8 million from $2.6 million due to the acquisition of AGI and Tinsley. In the 1998 period, income from operations before non-cash charges of $14.8 million, the issuance of the Senior Subordinated Notes, a $0.9 million increase in capital leases, the issuance of Common Stock and the issuance of $112.4 million of borrowings under the Facility, Loan Notes and industrial revenue bonds were used to fund the acquisitions of AGI, Tinsley, and Music Print, the repayment of $30.1 million of bank borrowings, $10.9 million of debt issuance costs, $16.0 million of capital expenditures and a $1.6 million increase in working capital requirements. In the 1997 period, income from operations before non-cash charges of $2.6 million, $3.2 million of net proceeds from an industrial revenue bond issuance and a $3.6 million decrease in working capital requirements were used to fund a net decrease of $5.1 million in outstanding borrowings under KFI's prior credit agreement and $4.1 million of capital expenditures.

  IMPAC is a holding company with no operations of its own. The Company's ability to make required interest payments on the Senior Subordinated Notes depends upon its ability to receive funds from its domestic and foreign subsidiaries. The Company, at its discretion, controls the receipt of dividends and other payments from its domestic and foreign subsidiaries, subject in the case of certain foreign subsidiaries to limitations that may be imposed under the laws of the applicable jurisdictions of organization. These limitations are not considered to be material to the Company as a whole. There are no contractual restrictions, under the Facility or otherwise, upon the ability of the Subsidiary Guarantors to make distributions or pay dividends, directly or indirectly, to IMPAC.

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

Year 2000 Issues

  During 1999 the Company completed the process of preparing for the Year 2000 date change. This process involved identifying and remediating date recognition issues in the Company's computer systems, working with third parties to address their Year 2000 issues, and developing contingency plans to address potential risks in the event of Year 2000 failures. To date, the Company has successfully managed the transition, experiencing no significant disruptions as a result of the Year 2000 date change.

  Although considered unlikely, unanticipated issues in the Company's computer systems, including problems associated with its major suppliers and customers and disruptions in the economy in general, could still occur despite efforts to date to achieve Year 2000 readiness. The Company will continue to monitor its computer systems, including interaction with major suppliers and customers, throughout 2000 to address Year 2000 issues.

  The total costs incurred to address Year 2000 related issues were not material to the financial position of the Company. The Company has made significant investments in new manufacturing and financial hardware and software in connection with its implementation of an ORACLE ERP system ("ORACLE"). These investments were made to support the growth of the Company and to eventually harmonize the Company's computer systems. The total costs incurred to implement ORACLE through December 31, 1999 were $9.6 million.

Cautionary Note

  This Report may contain "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to statements regarding: the Company's growth strategy to leverage its reputation for product innovation, high quality and customer service; the Company's ability to create significant additional revenue opportunities with existing customers by marketing its expanded array of high-end marketing solutions; the Company's ability to integrate with its global customers due to the Tinsley Acquisition; the opportunity to leverage the Klearfold product line as the result of the Tinsley Acquisition; the benefit to IMPAC Europe and AGI of each other's position in the entertainment market; the Company's ability to increase revenues by expanding into related product lines that serve new markets; the Company's ability to capture additional customers through its innovative product line; the Company's ability to utilize the most efficient practices currently used in each of its facilities to enhance manufacturing capabilities and improve cost structures; the Company's ability to pursue new business opportunities through modification of existing packaging and the development of new applications; opportunities for significant cross-selling to existing customers; the ability to serve U.S. and European markets; investment in equipment; the Company's pursuit of other strategic acquisitions within the specialty packaging industry; the ability to pass raw material price increases on to its customers; the potential future costs incurred related to environmental compliance; the expectation of the Company not to pay dividends on Common Stock; the redemption by the Company of the Preferred Stock; the effect on the Company of the limitations and covenants imposed by the terms of the Preferred Stock; the delay in repurchase of employee stock under the terms of certain employment agreements; the payments from the Company to certain employees upon termination in accordance with employment agreements; the financing of employee stock repurchases; the impact of the new FASB statement; funding of and projected amount of capital expenditures in 2000; expectations regarding the Company's Year 2000 compliance; the Company's ability to incur substantial additional indebtedness; the effects of an increase in interest rates; and, certain other statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, those described below:

 Leverage

  Significant Leverage as a Result of Transactions

  In connection with the acquisitions of AGI and Tinsley, the Company incurred a significant amount of indebtedness and, as a result, the Company is highly leveraged. At December 31, 1999, approximately $255.6 million in total debt was outstanding, including $150.7 million of senior debt of which approximately $11.6 million is secured by letters of credit outstanding under the Facility, and the Company had stockholders' equity of approximately $46.6 million. Subject to certain covenants, the Company is permitted to incur substantial additional indebtedness in the future.

  Liquidity and Capital Resources

  The Company's ability to make scheduled payments of principal of, or to pay the interest or liquidated damages, if any, on, or to refinance, its indebtedness (including the Senior Subordinated Notes), or to fund planned capital expenditures and any acquisitions will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. In addition, the Company may need to refinance all or a portion of the principal of the Senior Subordinated Notes on or prior to maturity. There can be no assurance that the Company's business will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that future borrowings will be available under the Facility in an amount sufficient to enable the Company to service its indebtedness, including the Senior Subordinated Notes, or to fund its other liquidity needs. In addition, there can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms or at all. The Company's ability to raise additional capital may also be limited by the terms of the Preferred Stock.

  Effects of Leverage

  The degree to which the Company is leveraged could have important consequences to holders of the Senior Subordinated Notes, including, but not limited to: (i) making it more difficult for the Company to satisfy its obligations with respect to the Senior Subordinated Notes, (ii) increasing the Company's vulnerability to general adverse economic and industry conditions,
(iii) limiting the Company's ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements, (iv) requiring the dedication of a substantial portion of the Company's cash flow from operations to the payment of principal of, and interest on, its indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, product development or other general corporate purposes, (v) limiting the Company's flexibility in planning for, or reacting to, changes in its business and the specialty packaging industry, and (vi) placing the Company at a competitive disadvantage with respect to less leveraged competitors.

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

 Failure to Integrate Businesses

  Prior to March 1998, the Company had no prior history as a combined entity and its operations had not previously been managed on a combined basis. Prior to the combination of AGI and Klearfold in March, 1998 and the Tinsley Acquisition in September, 1998, AGI, Klearfold and IMPAC Europe were operated as separate entities. The Company's future operations and earnings are largely dependent upon management's ability to successfully execute the Company's strategy of offering the combined product line of AGI, Klearfold and IMPAC Europe to the Company's customers. This requires substantial attention from the Company's management team which, prior to the dates of acquisitions, had not operated on a combined basis. In addition, management is required to apply its business strategy to an entity that is significantly larger than the entity it previously managed. Additionally, the need to focus management's attention on integration of the businesses and implementation of the Company's post-combination strategy may limit the Company's ability to successfully pursue other opportunities related to its business for the foreseeable future. The historical financial statements and unaudited pro forma financial information presented in this Report may not necessarily be indicative of the results that would have been attained had the Company operated on a combined basis.

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

  In addition to technological and new product changes that could affect demand for the Company's products in traditional distribution channels, demand for the Company's products could also be materially affected by change in retail distribution channels. Almost all of the Company's products are sold to consumer products manufacturers that seek to differentiate their products in the retail marketplace. The anticipated growth in electronic commerce distribution channels (often referred to as "e-commerce"), in which products are sold directly to customers over the Internet, could have a material adverse effect on the demand for the Company's products. For example, new technology such as MP3 and new internet initiatives such as the Liquid Music Network permit consumers to download music releases directly from the Internet, eliminating the need for the Company's packaging products. Additionally, BMG, EMI, Sony, Time Warner Inc. and Universal Music Group have all begun various initiatives focused on developing technology and infrastructure to distribute music across the internet, the result of which could have a material adverse effect on the demand for the Company's products.

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

 Potential Future Acquisitions Could Increase Debt or Disrupt Operations

  The Company acquired Music Print in November 1998, Thamesdown in November 1999, and Atlantic in January 2000, and it may continue to pursue selective acquisitions within the specialty packaging and printing industry. Future acquisitions by the Company could result in the incurrence of debt and contingent liabilities and an increase in amortization expenses related to goodwill and other intangible assets, which could have a material adverse effect upon the Company's business, financial condition and results of operations. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operation, technologies, services and products of the acquired companies and the diversion of management's attention from other business concerns. In the event that such acquisitions have occurred or were to occur, there can be no assurance that the Company's business, financial condition and results of operations would not be materially adversely affected.

 Competition

  Many of the Company's products are sold in highly competitive markets in the United States, the U.K. and Europe. The Company competes with a significant number of companies of varying sizes on the basis of quality, service and price and the ability to supply products to customers in a timely manner. The Company believes that its primary competitors are Ivy Hill Corporation, Shorewood Packaging Corporation and International Paper Company in the United States and Gerhard Kaiser GMBH, St. Ives plc and CMCS Group plc in the U.K. and Europe, some of which are larger than the Company and may have substantially greater financial resources. Competitive pressures or other factors could cause the Company to lose existing business or opportunities to generate new business or could result in significant price erosion, all of which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

 Controlling Stockholders

  The Company's majority stockholder or its affiliates and certain members of senior management own substantially all of the outstanding voting stock of IMPAC, which is the sole stockholder of AGI, Klearfold and IMPAC Europe and, by virtue of such ownership, have the power to control all matters submitted to stockholders of IMPAC and to elect all directors of IMPAC and its subsidiaries, including AGI, Klearfold and IMPAC Europe.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company has foreign subsidiaries that manufacture and sell products in the U.K. and Europe. Additionally, the Company incurred a significant amount of indebtedness in connection with the acquisitions of AGI and Tinsley and accordingly is highly leveraged. As a result, its cash flows and earnings are exposed to fluctuations in foreign currency exchange rates and interest rates.

  The Company's debt obligations are primarily U.S. dollar denominated. The Company's market risk therefore is the potential loss arising from adverse changes in interest rates. The debt can be categorized as follows:

                                                               December 31, 1999
                                                               -----------------
                                                                (in thousands)
   Fixed interest rates:
     Senior Subordinated Debt.................................     $100,000
     Industrial revenue bonds.................................        4,000
   Covered by interest rate swaps:
     Portion of bank borrowings...............................       63,200
   Subject to interest rate fluctuations:
     Portion of bank borrowings...............................       54,412
     Subordinated note with related party.....................        4,900
     Industrial revenue bonds.................................        7,640
     Capital leases...........................................       14,502
     Loan notes...............................................        7,305
                                                                   --------
     Total indebtedness.......................................     $255,959
                                                                   ========

  Market risk is estimated as the potential decrease in pretax earnings resulting from a hypothetical 82 basis-point increase in interest rates (representing a 10% increase) on floating-rate debt instruments. If interest rates increased by such 10%, the Company would incur approximately $0.7 million per annum in additional interest expense based on the long-term debt outstanding at December 31, 1999.

  The Company uses interest rate swaps to manage its variable interest rate risk on long-term debt. In November, 1998, the Company entered into two interest rate swap agreements effectively fixing its LIBOR variable interest rates at 5.42%. In July, 1999, one of the swap agreements was amended to provide for a fixed interest rate of 4.75%, which is further adjusted to market during any period in which three-month LIBOR is in the range of 6.75%- 7.00% and further adjusted to a fixed rate of 7.00% during any period in which three-month LIBOR exceeds 7.00%. Apart from the interest rate swaps discussed above, the Company does not hold any other derivatives for managing risks. The Company does not use financial instruments or derivatives for trading purposes.

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

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers and directors of IMPAC are as follows:

  Name                   Age Position(s)
  ----                   --- -----------
  Melvin B. Herrin......  65 Director and Chairman
  Richard H. Block......  59 Director, President and Chief Executive Officer
  M. Shaun Lawson.......  54 Director and Vice Chairman
  H. Scott Herrin.......  43 Director
  Michel Reichert.......  49 Director
  Michael F. Gilligan...  44 Director
  David C. Underwood....  40 Treasurer, Secretary and Chief Financial Officer
  Lee Newbon............  56 Director and Chief Operating Officer--IMPAC Group, Inc.
  James H. Oppenheimer..  57 Senior Vice President of Global Marketing
  Richard L.
   Oppenheimer..........  51 Chief Operating Officer--U.S. Operations
  Dean J. Henkel........  47 Executive Vice President--U.S. Operations
  Zenas Block...........  83 Director
  David H. Horowitz.....  71 Director

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

  Mr. David C. Underwood has been with AGI since 1990 and IMPAC since March, 1998 and is responsible for IMPAC's global finance function. Prior to joining AGI, Mr. Underwood was a manager in the audit and financial consulting division of Arthur Andersen & Company's Chicago office. Mr. Underwood graduated from the University of Wisconsin and is a Certified Public Accountant.

  Mr. Lee Newbon was appointed Chief Operating Officer of IMPAC and Chief Executive Officer of IMPAC Group Europe in November, 1998 and has been a director of IMPAC since March, 1999. Prior to joining IMPAC, Mr. Newbon spent over twenty years with Tinsley Robor plc, the last four of which he served as Chief Executive Officer. Mr. Newbon has worked in the printing or music industries since 1959.

  Mr. James H. Oppenheimer is responsible for marketing IMPAC's packaging business globally. Mr. Oppenheimer joined AGI in 1983 as the East Coast Sales Manager, and subsequently served as Vice President of East Coast Sales, Executive Vice President--Packaging and Multimedia Sales and Executive Vice President--U.S. Sales. Prior to joining AGI, he served as Executive Vice President of Sales for the Walter Frank Organization, a packaging company specializing in cosmetics. He joined IMPAC in March 1998. Mr. Oppenheimer graduated from the University of Illinois, Champaign-Urbana. Mr. Oppenheimer is the brother of Richard Oppenheimer.

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

Stockholder Agreement

  In January 1999, IMPAC and its stockholders entered into the Second Amended and Restated Stockholder Agreement, dated as of January 11, 1999 (the "Stockholder Agreement"). The Stockholder Agreement provides that IMPAC's board of directors (the "Board") will in most circumstances consist of eleven members to be elected as follows: (i) four individuals designated by the holders of a majority of the shares of the Common Stock purchased by affiliates of Heritage (the "Heritage Holders"); (ii) two individuals designated by the holders of a majority of the shares of Common Stock purchased by or on behalf of Melvin Herrin and Scott Herrin (the "Klearfold Holders"); (iii) two individuals designated by the holders of a majority of shares of Common Stock to be purchased by Messrs. Lawson and Newbon and other prior employees and stockholders of Tinsley Robor plc (the "Tinsley Holders"); and (iv) three individuals designated as follows: (A) if Richard Block is both chief executive officer of IMPAC and continues to hold at least 75% of his shares of Common Stock, Richard Block and two individuals designated by Richard Block; (B) if Richard Block is both chief executive officer of IMPAC and continues to hold at least 50% but less than 75% of his shares of Common Stock, Richard Block, one individual designated by Richard Block, and one individual designated by the holders of a majority of the shares of the Common Stock held by the holders of the Common Stock then employed by IMPAC and who had been employed by AGI prior to the Combination (the "AGI Holders"); (C) if Richard Block is both chief executive officer of IMPAC and continues to hold less than 50% of his shares of Common Stock held by him after the closing of the Combination, Richard Block and two individuals designated by the AGI Holders;
(D) if Richard Block is not chief executive officer of IMPAC and continues to hold more than 50% of his shares of Common Stock, one individual designated by Richard Block and two individuals designated by the AGI Holders; and (E) if Richard Block is not chief executive officer of IMPAC and continues to hold less than 50% of his shares of Common Stock, three individuals designated by the AGI Holders.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

  Not applicable.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

  The following table sets forth the annual and long-term compensation for services rendered to the Company for the years ended December 31, 1998 and 1999, paid by the Company to those persons who were, at December 31, 1999, (i) the Chief Executive Officer of the Company, and (ii) the four most highly-compensated executive officers of the Company other than the Chief Executive Officer (collectively, the "Named Executives").

                                      Annual Compensation       Long-Term Compensation
                                  --------------------------- --------------------------
                                                                    Awards       Payouts
                                                              ------------------ -------
                                                       Other                               All
                                                      Annual  Restricted                  Other
                                                      Compen-   Stock     Stock   LTIP   Compen-
                                              Bonus   sation    Awards   Options Payouts sation
Name and Principal Position  Year Salary ($)  ($)(4)  ($)(5)     ($)       (#)     ($)   ($)(6)
---------------------------  ---- ---------- -------- ------- ---------- ------- ------- -------
Richard H. Block(1).....     1999  $387,500  $296,238 $  --      $--        --    $--    $8,753
 President and               1998   288,230       --     --       --        --     --     8,668
 Chief Executive Officer

Lee Newbon(2)...........     1999   374,705   344,789    --       --      2,427    --    86,185
 Chief Operating             1998    83,795    23,305    --       --        --     --     7,615
 Officer--IMPAC Group,
 Inc.

Richard L.                   1999   357,083   254,816 74,196      --      1,095    --     8,753
 Oppenheimer(1)(3)......     1998   265,558       --     --       --        --     --     8,047
 Chief Operating
 Officer--
 U.S. Operations

James H.                     1999   325,000   233,831    --       --      1,095    --     6,353
 Oppenheimer(1).........     1998   265,653       --     --       --        --     --     6,392
 Senior Vice President
 of Global Marketing

David C. Underwood(1)...     1999   225,000   213,642    --       --      1,095    --     8,753
 Treasurer, Secretary        1998   184,743       --     --       --        --     --     7,547
 and Chief Financial
 Officer

--------
(1) Commenced employment with IMPAC in March 1998.
(2) Commenced employment with IMPAC in September 1998.
(3) The amount shown for other annual compensation reflects a one-time relocation expense reimbursement.
(4) Reflects both discretionary bonuses earned and paid in 1999, as well as bonuses earned in 1999 and paid in 2000 pursuant to the Company's 1999 cash bonus plan.
(5) Except with respect to Richard Oppenheimer for 1999, the value of perquisites and other personal benefits are not shown because the aggregate amount of such compensation did not exceed $50,000 or 10% of each Named Executive's total annual salary and bonus for that year.
(6) Reflects company contributions to the Company's 401(k) retirement savings and pension plans on behalf of the Named Executive.

Option Grants in Fiscal 1999

  The following table sets forth information with respect to grants of stock options to purchase Series A and Series B Common Stock during 1999 to the Named Executives. The Company has no provision for stock appreciation rights.

                                    Percent of Total
                                    Options Granted
                          Options   to Employees in   Exercise   Expiration     Grant Date
Name                     Granted(#)  Fiscal Year(%)  Price($/Sh)    Date    Present Value($)(1)
----                     ---------- ---------------- ----------- ---------- -------------------
Richard H. Block........     --           --               --         --              --
Lee Newbon(2)...........     767          3.7%         $301.09    7/03/05-       $307,966
                                                                  7/13/07
(3).....................   1,660          8.0           512.50    3/31/09         269,833
Richard L.
 Oppenheimer(3).........   1,095          5.3           512.50    4/29/09         173,941
James H.
 Oppenheimer(3).........   1,095          5.3           512.50    4/29/09         173,941
David C. Underwood(3)...   1,095          5.3           512.50    4/29/09         173,941

--------
(1) The hypothetical grant date present values for options granted during 1999 are presented pursuant to the rules of the SEC and are calculated under the Black-Scholes Model for pricing options, a mathematical formula used to value options. This formula considers a number of factors in forecasting an option's present value. Factors used to value the options shown on the table include the fair market value of the Common Stock underlying the options on the date of grant ($512.50-608.60), the risk free rate of return (5.30%-5.45%), the projected dividend yield (none) and the expected time the options will be outstanding (7 years). The actual before-tax amount, if any, realized upon the exercise of stock options will depend upon the excess, if any, of the market price of the Common Stock over the option exercise price per share at the time the option is exercised. There is no assurance that the hypothetical grant date present values of the options reflected on the table will be realized. The Common Stock was not publicly traded during fiscal year 1999.
(2) Options granted to purchase shares of Series B Common Stock under the 1988 Tinsley Robor plc Executive Share Option Scheme and the 1994 Tinsley Robor plc Senior Executive Incentive Scheme.
(3) Options granted to purchase shares of Series A Common Stock under the Second 1998 Stock Option Plan.

Fiscal Year End Option Values

  The following table sets forth information with respect to all unexercised options to purchase Series A and Series B Common Stock held by the Named Executives at December 31, 1999. No options were exercised by the Named Executives during 1999.

                            Number of Securities
                           Underlying Unexercised       Value of Unexercised
                                 Options at             in-the-Money Options
                             Fiscal Year End(#)        at Fiscal Year End ($)
Name                      Exercisable/Unexercisable Exercisable/Unexercisable(1)
----                      ------------------------- ----------------------------
Richard H. Block........             --/--                     $--/$--
Lee Newbon..............           0/2,427                   0/395,386
Richard L. Oppenheimer..           0/1,095                   0/105,230
James H. Oppenheimer....           0/1,095                   0/105,230
David C. Underwood......           0/1,095                   0/105,230

--------
(1) The value of unexercised in-the-money options is calculated by determining the difference between the fair market value of the Common Stock underlying the options at the end of fiscal 1999 as estimated by management and the option exercise price. The Common Stock was not publicly traded at the end of fiscal 1999.

Compensation of Directors

  Other than Melvin B. Herrin, H. Scott Herrin and M. Shaun Lawson, directors of IMPAC do not receive compensation from IMPAC for their service in such capacities. In fiscal 1998 and fiscal 1999, Melvin B. Herrin received $323,028 and $325,000, respectively, pursuant to an Employment, Non-Competition and Stock Repurchase Agreement for services provided by him to IMPAC as Chairman of IMPAC's Board of Directors. See "Employment, Non-Competition and Stock Repurchase Agreements" below. In fiscal 1998 and 1999,
H. Scott Herrin received $329,028 and $331,000, respectively, pursuant to an Employment, Non-Competition and Stock Repurchase Agreement for services provided by him to IMPAC as a director and, for part of 1998, as an officer of IMPAC. In fiscal 1999, M. Shaun Lawson received $148,627 for services provided by him as Vice Chairman of IMPAC's Board of Directors. In addition, M. Shaun Lawson was granted options to purchase 973 shares of Series A Common Stock at $513 per share. M. Shaun Lawson became a director of IMPAC in March 1999. Melvin B. Herrin's and M. Shaun Lawson's compensation package also includes a cash bonus under the Company's cash bonus plan, which is paid after the end of the year and is based on the profitability of the Company and individual performance. Melvin B. Herrin's and M. Shaun Lawson's cash bonus for 1999 was $101,295 and $95,561, respectively.

Employment, Non-Competition and Stock Repurchase Agreements

  At the closing of the Combination, IMPAC entered into Employment, Non-Competition and Stock Repurchase Agreements with each of Richard H. Block, Melvin B. Herrin, H. Scott Herrin, Richard L. Oppenheimer, James H. Oppenheimer, Dean J. Henkel and David C. Underwood, as well as with certain other employees who are officers of one or more of IMPAC's subsidiaries, but are not officers of IMPAC.

  Each employment agreement with one of the employees named above provides a term of employment through June 2001, specifies a base salary and a package of benefits and provides for participation in IMPAC's cash bonus plan. Each such employment agreement (except as noted below for Melvin B. Herrin and H. Scott Herrin) gives such individual (or his estate) the right to offer his or her shares back to IMPAC in the event of death, disability, retirement, upon his termination of his employment for good reason, or upon termination of his employment by IMPAC without cause, and, except in the instance of retirement or, if insurance proceeds are not available to complete the repurchase, death or disability, IMPAC shall be required to complete such repurchase, in each case at fair market value calculated in accordance with such employment agreements. Each of Melvin B. Herrin's and H. Scott Herrin's employment agreement give such individual's estate the right, following the death of both Melvin Herrin and Scott Herrin, to offer such estate's shares of Common Stock back to IMPAC. In the event that a repurchase offer following an employee's death, disability or retirement is rejected by IMPAC, and the offered shares are not repurchased by those of the employee's fellow managers who may also have rights to repurchase the employee's shares, then such shares will become freely transferable. Any repurchase is subject to compliance with the terms of the Facility, the Indenture and the terms of IMPAC's Charter, and if IMPAC is unable to complete a purchase in compliance with such terms, the purchase may be delayed until compliance is possible.

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

  Each of the employment agreements also provides that IMPAC and certain "co-managers", taken together (in the case of Richard H. Block, James H. Oppenheimer, Richard L. Oppenheimer, James H. Oppenheimer, Dean J. Henkel and David C. Underwood, the "co-managers" include each such person (other than himself), as well as Dennis L. McGuin, Mary Frances Griffin and Jacqueline M. Barry) have the right to repurchase the employee's shares of IMPAC's Common Stock following termination of the employee's employment, as well as providing the rights described above for the employee to require the repurchase of his stock. The Company has obtained insurance policies on the life of each of Richard H. Block, David C. Underwood, James H. Oppenheimer, Richard L. Oppenheimer and Dean J. Henkel in order to assist in the financing of its obligations to repurchase their stock. IMPAC will finance any stock repurchase, first, out of cash if and to the extent available under the terms of the Facility, the Indenture and the Charter and if IMPAC is unable to complete a purchase at any time because no cash is then available under such terms, the purchase may be delayed until cash becomes available to permit IMPAC to complete the purchase in compliance with such terms.

  In addition to the employment agreements discussed above, certain international subsidiaries of IMPAC have entered into employment agreements with Lee Newbon and certain other employees who are officers of one or more of the Company's international subsidiaries, but are not officers of IMPAC. The employment agreement for Lee Newbon provides a base salary as of December 31, 1999 of $375,000. Each of the employment agreements contains customary provisions regarding renumeration, retirement, perquisities and other personal benefits. Each of the employment agreements also contains customary severance provisions that require, upon termination by the Company without cause, payments of severance for a period of up to two years, depending upon the individual. Each of the employment agreements also contains customary non-competition covenants pursuant to which the employee is prohibited, during the term of his employment and for a period thereafter (typically six to twelve months), from competing with the Company and from soliciting or encouraging any employee or customer to terminate or materially reduce its relationship with the Company.

  Executives and other employees are also entitled to participate in the Company's various 401(k) retirement savings and pension plans, which provide retirement benefits to employees and include both employer and employee contributions.

Bonus Plan

  Annual incentive compensation in the form of cash bonuses under the Company's cash bonus plan are awarded to certain key employees (including the six current executive officers) based on EBITDA targets. In addition, discretionary cash bonuses outside the parameters of the cash bonus plan have been awarded in the case of individual performance.

Compensation Committee Interlocks and Insider Participation

  All executive compensation decisions relating to fiscal year 1998 and 1999, including decisions relating to the compensation of persons named on the Summary Compensation Table, were decided by the Board of Directors of IMPAC. During fiscal year 1998 and 1999, no officers or employees of IMPAC other than Richard H. Block, David C. Underwood and H. Scott Herrin participated in any discussions with the Board of Directors of IMPAC regarding executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             BENEFICIAL OWNERSHIP

  The following table sets forth certain information regarding ownership of the outstanding Common Stock of IMPAC as of March 15, 2000 by (i) each director of IMPAC, (ii) each of the executive officers of IMPAC named in the "Summary Compensation Table", (iii) each of the directors and executive officers of IMPAC as a group and (iv) each person who beneficially owns more than 5% of the outstanding shares of IMPAC's Common Stock(1).

                                            Amount and Nature
                                              of Beneficial
Name and Address                              Ownership(2)    Percent of Class
----------------                            ----------------- ----------------
Heritage Fund I, L.P.(3)...................       56,431           32.65%
 c/o Heritage Partners, Inc.
 30 Rowes Wharf, Boston, MA 02110
Heritage Fund II, L.P.(4)..................       47,305           27.37%
 c/o Heritage Partners, Inc.
 30 Rowes Wharf, Boston, MA 02110
Michel Reichert(5).........................      103,737           60.02%
 c/o Heritage Partners, Inc.
 30 Rowes Wharf, Boston, MA 02110
Michael Gilligan(6)........................      103,737           60.02%
 c/o Heritage Partners, Inc.
 30 Rowes Wharf, Boston, MA 02110
Richard H. Block(7)........................       23,029           13.32%
 c/o IMPAC Group, Inc.
 1950 North Ruby St., Melrose Park, IL
 60160
H. Scott Herrin, Arthur S. Keyser and Mat-         9,780            5.66%
 thew H. Kamens(8).........................
 as Trustees under an Irrevocable Deed of
 Trust
 dated August 12, 1992 f/b/o H. Scott
 Herrin
 c/o Klearfold, Inc.
 364 Valley Road, Warrington, PA 18976
H. Scott Herrin(8).........................        9,780            5.66%
Melvin B. Herrin...........................        4,964            2.87%
Richard L. Oppenheimer(9)..................        4,714            2.72%
Arthur S. Keyser and Matthew H. Kamens.....        3,916            2.27%
 as Trustees under an Indenture of
 Trust of Melvin B. Herrin dated June 4,
 1996
 c/o Klearfold, Inc.
 364 Valley Road, Warrington, PA 18976
David C. Underwood(10).....................        3,639            2.10%
James H. Oppenheimer(11)...................        3,388            1.96%
Dean J. Henkel(12).........................        1,891            1.09%
Lee Newbon(13).............................        1,182              (*)
M. Shaun Lawson(14)........................          888              (*)
David H. Horowitz..........................          588              (*)
Zenas Block................................          293              (*)
All Directors and executive officers as a        162,009           93.73%
 group (13 persons)........................

--------
 (1) Holders of Series A Common Stock and Series B Common Stock vote together as a single class. See "Item 13. Certain Relationships and Related Transactions--Amendments to Charter."
 (2) As used in this table, beneficial ownership means the sole or shared power to vote, or to direct the voting of a security, or the sole or shared power to dispose, or direct the disposition of, a security.
 (3) HF Partners I, L.P. is the General Partner of Heritage Fund I, L.P. ("Fund I") and shares voting and investment control over the shares held by Fund I.
 (4) Includes 6,227 shares of Series A Common Stock owned of record by Heritage Fund II Investment Corporation ("Fund II Investment Corporation"), and 4,500 shares of Series B Common Stock and 36,578 shares of Series A Common Stock owned of record by Heritage Fund II, L.P. ("Fund II" and, together with Fund I and Fund II Investment Corporation, the "Heritage Funds"). Fund II Investment Corporation is a wholly-owned subsidiary of Fund II and Fund II shares voting and investment control over the shares held by Fund II Investment Corporation. HF Partners II, L.L.C. is the General Partner of Fund II and shares voting and investment control over the shares held by Fund II.
 (5) The shares shown as beneficially owned by Mr. Reichert represent 103,737 shares owned of record by the Heritage Funds. Mr. Reichert through one or more intermediaries may be deemed to control the voting and disposition of the securities owned by the Heritage Funds, and accordingly may be deemed to have shared voting and investment power with respect to all shares held by the Heritage Funds. However, Mr. Reichert disclaims beneficial ownership of the securities held by the Heritage Funds.
 (6) The shares shown as beneficially owned by Mr. Gilligan represent 103,737 shares owned of record by the Heritage Funds. Mr. Gilligan through one or more intermediaries may be deemed to control the voting and disposition of the securities owned by the Heritage Funds, and accordingly may be deemed to have shared voting and investment power with respect to all shares held by the Heritage Funds. However, Mr. Gilligan disclaims beneficial ownership of the securities held by the Heritage Funds.
 (7) Includes 6,005 shares held by Mr. Block and 17,024 shares held by the Richard H. Block Family Trust u/t/a 4/1/94 (the "Block Family Trust") of which Mr. Block's wife is the trustee. However, Mr. Block disclaims beneficial ownership of the securities held by the Block Family Trust.
 (8) Includes 7,959 shares that are held by H. Scott Herrin, Arthur S. Keyser and Matthew H. Kamens, as Trustees under an Irrevocable Deed of Trust dated August 12, 1992 f/b/o H. Scott Herrin (the "1992 Trust"), and over which H. Scott Herrin directs investment and voting control and an option the 1992 Trust has to purchase 803 shares of Series A Common Stock held of record by Arthur S. Keyser and Matthew H. Kamens as Trustees under an Indenture of Trust of Melvin B. Herrin dated June 4, 1996 and an option the 1992 Trust has to purchase 1,018 shares of Series A Common Stock held of record by Melvin B. Herrin.
 (9) Includes 4,440 shares held by Mr. Richard Oppenheimer and 274 shares issuable upon exercise of options.
(10) Includes 3,365 shares held by Mr. Underwood and 274 shares issuable upon exercise of options.
(11) Includes 3,114 shares held by Mr. James Oppenheimer and 274 shares issuable upon exercise of options.
(12) Includes 1,617 shares held by Mr. Henkel and 274 shares issuable upon exercise of options.
(13) Represents shares issuable upon exercise of options.
(14) Includes 645 shares held by Mr. Lawson and 243 shares issuable upon exercise of options.
 (*)Represents less than one percent (1%).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Investment Agreement and Related Transactions

 Investment Agreement

  In February 1998, KFI, each of Heritage Fund I Investment Corporation (an affiliate of Heritage, "Fund I Investment Corporation"), Matthew H. Kamens, as Trustee under Indenture of Trust dated 06/04/96 of Melvin B. Herrin ("Kamens") and Arthur S. Keyser, as Trustee under an Irrevocable Deed of Trust dated 08/12/92 f/b/o H. Scott Herrin ("Keyser", and, together with Fund I Investment Corporation and Kamens, each a security holder who owned more than 5% of the outstanding shares of IMPAC's Common Stock, the "Major Stockholders"), each of Zenas Block and David Horowitz (each a director of IMPAC and, collectively, the

"Outside Directors"), each of Melvin B. Herrin, H. Scott Herrin, Richard Block, James Oppenheimer, Richard Oppenheimer, David Underwood and Dean Henkel (each an executive officer of IMPAC and, collectively, the "Executive Officers") and other IMPAC shareholders entered into an Investment Agreement (the "Investment Agreement"), pursuant to which (i) the existing stockholders of KFI (the "Klearfold Contributing Parties") agreed to contribute to KFI the entire outstanding capital stock of KFI and a warrant to purchase KFI capital stock and to invest approximately $4.6 million in cash, and (ii) certain stockholders and holders of stock appreciation rights of AGI (the "AGI Contributing Parties") agreed to contribute to KFI shares of common stock and to invest the proceeds of their stock appreciation rights, totaling an aggregate of $14.4 million. In exchange for these contributions and cash investments, KFI issued to each contributing or investing party shares of KFI's common stock.

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

Indebtedness of Management

  In connection with the Combination, IMPAC made advances to each of Messrs. Underwood and Henkel, and James Oppenheimer and Richard Oppenheimer (each an executive officer of IMPAC and collectively referred to as the "Indebted Officers") with respect to the tax effect incurred by each Indebted Officer in connection with receiving the proceeds of their stock appreciation rights and rolling such proceeds into shares of IMPAC capital stock. The principal amount of these advances during fiscal 1998 and fiscal 1999 and as of March 15, 2000 for each of the Indebted Officers was:

      Dave Underwood................................................... $460,081
      Richard Oppenheimer..............................................  359,888
      James Oppenheimer................................................  336,941
      Dean Henkel......................................................  336,941

  In connection with such advances each Indebted Officer is required to pay cash interest at a fixed rate of 5.85% per annum.

Other Transactions

  The Company's manufacturing facility in Warrington, Pennsylvania is leased directly from Melvin B. Herrin for an annual rent of approximately $336,000, and the Louisa, Virginia facility is also leased directly from Mr. Herrin through an entity controlled by Mr. Herrin for an annual rent of approximately $273,000. The leases contain escalation clauses based on the producer price index increase and expire on December 31, 2005 with an option to renew for a five-year period. The Company believes the terms of these leases to be at fair market value.

  The Company's Melrose Park, Illinois facility is leased to the Company by a partnership that includes the founder of AGI and Richard Block for an annual rent of approximately $475,000. The term of the lease expires on September 30, 2002. AGI has options to extend the lease for several additional five-year terms. The Company believes that the terms of this lease were at fair market value at the time entered into by the Company.

  For fiscal 1998 and 1999, the Company paid approximately $110,377 and $35,891, respectively, to Freya Block Design, Inc. for consulting services. Freya Block Design, Inc. is a corporation wholly-owned by Freya Block, the wife of Richard Block.

  In July 1999, IMPAC, M. Shaun Lawson, Zenas Block and certain employees of the Company entered into a Stock Purchase Agreement, pursuant to which M. Shaun Lawson, Zenas Block and such certain employees party thereto agreed to invest in IMPAC an aggregate amount of approximately $967,122 in cash for the purchase of approximately 1,887 shares of Series A Common Stock. The net proceeds from these investments were used to repurchase approximately 1,552 shares of Series A Common Stock from Fund II Investment Corporation.

  In November of 1999, the Company issued a $4.9 million subordinated note to Fund II Investment Corporation ("Subordinated Note"). The proceeds from the Subordinated Note were used for working capital and general corporate purposes. The Subordinated Note ranks pari passu to the Senior Subordinated Notes and matures March 31, 2006. The Subordinated Note accrues interest at the rate of interest payable by Fund II Investment Corporation on its line of credit with BankBoston N.A. (8.5% as of December 31, 1999), and is payable semi-annually. Subject to compliance with the Credit Agreement, the Company is permitted to prepay all or any portion of the Subordinated Note.

Tinsley Acquisition and Related Transactions

 Tinsley Equity Funding

  In September 1998 and in connection with the Tinsley Acquisition, IMPAC, Fund I, Fund II, Richard Block, David Underwood, and certain other persons entered into a Stock Purchase Agreement, pursuant to which Fund I, Fund II, Richard Block and David Underwood and such other certain persons party thereto agreed to invest in IMPAC an aggregate amount of approximately $58,575,000 in cash for the purchase of approximately 96,246 shares of Series A Common Stock.

 Heritage Holders Repurchase

  In January 1999, in connection with the Preferred Issuance and with part of the proceeds therefrom, IMPAC repurchased approximately 30,088 shares of Series A Common Stock held by the Heritage Holders for an aggregate purchase price of $18,806,000.

 Amendments to Charter

  In January 1999, IMPAC amended and restated its Certificate of Incorporation to provide for two classes of common stock, the Series A Common Stock and the Series B Common Stock, and one class of preferred stock, the Preferred Stock. The holders of each share of Series A Common Stock and Series B Common Stock have one vote per share and the holders of the Series A Common Stock and the Series B Common Stock vote together as the holders of a single class. At the option of IMPAC, upon the closing of an underwritten public offering pursuant to an effective registration statement under the Securities Act (covering the offer and sale of shares of any series of Common Stock), all shares of Series B Common Stock then issued and outstanding will be converted into shares of Series A Common Stock. Except with respect to certain votes affecting their rights as holders of Preferred Stock, the holders of Preferred Stock have no voting rights. The Preferred Stock accrues dividends on a cumulative basis at 14% per annum for years 1-5, 15% per annum for year 6, and either 14% or 15% per annum for years 7-10 depending on whether the dividends are paid in cash or with additional Preferred Stock, respectively. During the first six years after issuance, dividends on the Preferred Stock are payable solely by issuing additional shares of Preferred Stock. The Preferred Stock accrues dividends at 24% per annum if certain events occur, including an event of non-compliance as defined and certain signficant changes in the ownership of IMPAC. On or after January 12, 2002, IMPAC, at its option, may redeem in whole or in part, all of the outstanding shares of Preferred Stock, provided, however, that a premium of up to 4% be paid. On or after the consummation of a public offering or the sale of the Company, as defined, IMPAC, at its option, may redeem in whole or, in the case of a public offering, in part, all of the outstanding shares of Preferred Stock, provided, however, that a premium of up to 10% be paid. The holders of the Preferred Stock have the right to redeem all, but not less than all, of the outstanding shares of Preferred Stock at a premium of 1% upon a change of control, as defined. IMPAC is required to redeem all outstanding shares of Preferred Stock on December 31, 2008 at face value plus all accrued and unpaid dividends. The Preferred Stock contains covenants, among others, limiting additional indebtedness, restricted payments, guaranties, advances to affiliates, mergers, asset sales and dispositions. The Preferred Stock ranks senior to all classes of Common Stock with respect to dividend distributions and distributions upon the liquidation or dissolution of IMPAC.

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

   2.3 Stock Purchase Agreement, dated as of September 10, 1998, by and among the Company, Heritage Fund I, L.P., Heritage Fund II, L.P., Richard
         Block and certain other persons./\

   2.4 Share Sale and Purchase Agreement, dated as of November 20, 1998, between J.L.B. Holding B.V. and James Upton Holding B.V. and Music
         Print B.V. and J.D.H. Lamme.+

   2.5 Agreement dated November 2, 1999 between C.J. Watson Esq. and Others and the Company for the Sale and Purchase of the Entire Issued Share
         Capital of Thamesdown Colour Limited.@

   3.3   Second Amended and Restated By-laws of the Company.+

   3.5   Fourth Amended and Restated Certificate of Incorporation of the
         Company.+

   3.6   Certificate of Amendment to Fourth Amended and Restated Certificate of
         Incorporation of the Company, dated November 2, 1999.

   3.7   Certificate of Amendment to Fourth Amended and Restated Certificate of
         Incorporation of the Company, dated January 10, 2000.

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

   4.5   Second Supplemental Indenture, dated as of January 31, 1999, among the
         Company, State Street Bank and Trust Company, as Trustee, and the
         Company's subsidiaries party thereto.++

  10.1 Purchase Agreement, dated as of March 5, 1998, by and among the Company, Goldman and DLJ.*

  10.2   Escrow Agreement, dated March 12, 1998, between AGI, the Company, the
         Escrow Agent and the Escrowed Stockholder Representative.*

 Exhibit
 Number                                Description
 -------                               -----------
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

  10.12 Employment, Non-Competition and Stock Repurchase Agreement, dated as of March 12, 1998, by and between the Company and David Underwood.*/**

  10.13 Employment, Non-Competition and Stock Repurchase Agreement, dated as of March 12, 1998, by and between the Company and James
         Oppenheimer.*/**

  10.14 Employment, Non-Competition and Stock Repurchase Agreement, dated as of March 12, 1998, by and between the Company and Richard
         Oppenheimer.*/**

  10.15 Employment, Non-Competition and Stock Repurchase Agreement, dated as of March 12, 1998, by and between the Company and Dean Henkel.*/**

  10.16 Employment, Non-Competition and Stock Repurchase Agreement, dated as of March 12, 1998, by and between the Company and H. Scott Herrin.*/**

  10.17 Employment, Non-Competition and Stock Repurchase Agreement, dated as of March 12, 1998, by and between the Company and Melvin Herrin.*/**

  10.18 Employment, Non-Competition and Stock Repurchase Agreement, dated as of March 12, 1998, by and between the Company and Richard Block.*/**

  10.21  Company Security Agreement, dated as of March 12, 1998 between the
         Company and Bank of America NT & SA ("BofA").*

  10.22  Borrowers Security Agreement, dated as of March 12, 1998 between AGI,
         Klearfold and BofA.*

  10.23 Klearfold Subsidiaries Security Agreement, dated as of March 12, 1998 between KFD and International (the "Klearfold Subsidiaries") and
         BofA.*

  10.24  Company Pledge Agreement, dated as of March 12, 1998 between the
         Company and BofA.*

  10.25  Borrowers Pledge Agreement, dated as of March 12, 1998 between AGI,
         Klearfold and BofA.*


 Exhibit
 Number                                Description
 -------                               -----------
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

  10.52  Mellon Bank, N.A. Letter of Credit, dated as of August 21, 1997.*

  10.53  Back-Up Klearfold Letter of Credit, dated March 11, 1998.*

  10.54  Loan Agreement, dated January 1, 1995, between AGI and City of
         Jacksonville, Illinois.*

  10.55  Loan Agreement, dated August 1, 1997, between Bucks County and
         Klearfold.*

 Exhibit
 Number                                Description
 -------                               -----------
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

  10.59  Commitment Letter, dated July 7, 1998, from Heritage Fund I, L.P. and
         Heritage Fund II, L.P.*

  10.61  Second Amended and Restated Stockholder Agreement, dated as of January
         11, 1998, between the Company, its stockholders.+

  10.62  Securities Purchase Agreement, dated January 11, 1999, between the
         Company, BT Capital Investors, L.P. ("BT") and Phoenix Home Life
         Mutual Insurance Company ("Phoenix").+

  10.63 Warrant, dated January 11, 1999, issued to BT for the purchase of the Company's common stock.+

  10.64 Warrant, dated January 11, 1999, issued to Phoenix for the purchase of the Company's common stock.+

  10.65  First Amendment to the Credit Facility, dated as of September 11,
         1998, among BofA, the Company, AGI and Klearfold.+

  10.66  Second Amendment to the Credit Facility, dated as of November 13,
         1998, among BofA, the Company, AGI and Klearfold.+

  10.67 Third Amendment to the Credit Facility, dated as of November 16, 1998, among BofA, the Company, AGI and Klearfold.+

  10.68  Fourth Amendment to the Credit Facility, dated as of December 10,
         1998, among BofA, the Company, AGI and Klearfold.+

  10.69 Fifth Amendment to the Credit Facility, dated as of January 11, 1999, among BofA, the Company, AGI and Klearfold.+

  10.70  Lease dated March 11, 1996 between Friends Provident Life Assurance
         Limited and Printing Resource Limited and Tinsley Robor plc.
         ("Tinsley")(Dublin, Ireland).+

  10.71  Supplement to Lease Agreement dated as of August 14, 1996, among
         Walter Reischl, W.R. Druck Medien Ges.m.b.H & Co. KG, Reischl-Druck
         Ges.m.b.H. (formerly James Upton GmbH), and Tinsley (Salzburg,
         Austria).+

  10.72  Lease dated January 1, 1996 between Stichting Adminstratiekantoor
         Kinderen van den Nieuwenhuizen en Daandels and Tinsley (Uden, The
         Netherlands).+

  10.73 Lease dated January 31, 1985, among Pension Funds Securities Limited and Minipack Systems Limited and Tinsley (Southhampton, England).+

  10.74  Lease dated March 19, 1984 among Pension Funds Securities Limited and
         Minipack Systems Limited and Tinsley (Southhampton, England).+

  10.75  Lease dated June 16, 1993 among Orlinworth Plc, Messrs. T Walker-
         Arnott & I Rackley, Conduit Communications Limited, and Verulam
         Investments Limited (London, England).+

  10.76  Lease dated June 16, 1995 between M. Webber and R.M. Harris and
         Tinsley (London, England).+

  10.77  Lease dated June 16, 1995, between M. Webber and R.M. Harris and
         Tinsley (London, England).+

  10.78 Lease dated August 13, 1998 between Courtaulds CIF Nominees Limited and Tinsley (Littlehampton, England).+


 Exhibit
 Number                                Description
 -------                               -----------
 10.79   Lease dated May 4, 1995 between Sun Alliance and London Assurance
         Company Limited and Tinsley (Swindon, England).+

 10.80   Lease dated May 4, 1995 between Sun Alliance and London Assurance
         Company Limited and Tinsley (Swindon, England).+

 10.81   Lease dated June 12, 1996 between Sun Alliance and London Assurance
         Company Limited and Tinsley (Swindon, England).+

 10.82 Supplemental Lease and License for Alterations dated June 12, 1995 between Sun Alliance and London Assurance Company Limited and Tinsley
         (Swindon, England).+

 10.83   First Amendment to Employment, Non-Competition and Stock Repurchase
         Agreement, dated as of January 8, 1999, by and between the Company and David C. Underwood.**/+

 10.84   First Amendment to Employment, Non-Competition and Stock Repurchase
         Agreement, dated as of January 8, 1999, by and between the Company and Dean Henkel.**/+

 10.85 Letter Agreement, dated as of January 7, 1999, between the Company and certain employees.**/+

 10.86   First Amendment to Employment, Non-Competition and Stock Repurchase
         Agreement, dated as of January 8, 1999, by and between the Company and Richard Oppenheimer.**/+

 10.87   Service Agreement, dated as of June 20, 1996, between Tinsley and Lee
         Newbon with Individual Pension Arrangement dated June 29, 1998.**/+

 10.89   Support Agreement, dated as of December 15, 1998, between the Company,
         AGI, Klearfold, IMPAC Europe Limited, Levelprompt Limited and the companies party thereto.+

 10.90 Amended and Restated Revolving Loan, dated as of July 7, 1998, between the Company and BofA.+

 10.91   Amended and Restated Loan, dated as of July 7, 1998, between AGI and
         BofA.+

 10.92   Amended and Restated L/C Loan, dated as of July 7, 1998, between
         Klearfold BofA.+

 10.93   Promissory Note--Term Loan A, dated as of July 7, 1998, between the
         Company and BofA.+

 10.94   Promissory Note--Term Loan B, dated as of July 7, 1998, between the
         Company and BofA.+

 10.95   Swing Line Note, dated as of July 7, 1998, between the Company and
         BofA.+

 10.96 Global Amendment No. 1 to Collateral documents, dated as of July 6, among the Company, AGI, Klearfold, KFD, International and BofA.+

 10.97   Global Amendment No. 1 to Security documents, dated as of September
         11, 1998, among the Company, AGI, Klearfold, KFD, International and
         BofA.+

 10.98 Global Amendment No. 1 to Guaranties, dated as of September 11, 1998, among the Company, AGI, Klearfold, KFD and BofA.+

 10.99   Amendment No. 1 to AGI Pledge and Security Agreement, dated as of
         September 11, 1998, among AGI, BofA, Bank One Trust Company NA and
         William Blair and Company.+

 10.100  Letter Agreement, dated as of January 11, 1999, between Heritage Fund
         II Investment Corporation and the Company.+

 10.101 Loan Note Instrument dated September 10, 1998 by IMPAC Europe public limited company and BofA.+

 10.102 Subscription Agreement dated July 7, 1998 between IMPAC Europe plc, the Company, Levelprompt Limited and BT Wolfensohn.+


 Exhibit
 Number                                Description
 -------                               -----------
 10.103  First Amendment to Employment, Non-Competition and Stock Repurchase
         Agreement, dated as of January 13, 1999, by and between the Company and Melvin B. Herrin.++/**

 10.104  First Amendment to Employment, Non-Competition and Stock Repurchase
         Agreement, dated as of January 13, 1999, by and between the Company and Richard Block.++/**

 10.105  First Amendment to Employment, Non-Competition and Stock Repurchase
         Agreement, dated as of January 13, 1999, by and between the Company and Jacqueline Barry.++/**

 10.106  First Amendment to Agreement Relating to Employment and Stock
         Ownership, dated as of January 13, 1999, by and between the Company and Craig Wilson.++/**

 10.107  First Amendment to Agreement Relating to Employment and Stock
         Ownership, dated as of January 13, 1999, by and between the Company and Richard Mazurek.++/**

 10.108  First Amendment to Agreement Relating to Employment and Stock
         Ownership, dated as of January 13, 1999, by and between the Company and Steve Frazier.++/**

 10.109  First Amendment to Agreement Relating to Employment and Stock
         Ownership, dated as of January 13, 1999, by and between the Company and James Oppenheimer.+++/**

 10.110  First Amendment to Agreement Relating to Employment and Stock
         Ownership, dated as of January 13, 1999, by and between the Company and Dennis McGuin.+++/**

 10.111  First Amendment to Agreement Relating to Employment and Stock
         Ownership, dated as of January 13, 1999, by and between the Company and Robert Eliason.+++/**

 10.112 Note Purchase Agreement, dated as of November 17, 1999, by and between the Company and Heritage Fund II Investment Corporation.

 10.113 Note, dated November 17, 1999, in the principal amount of $4,900,000, issued by the Company to Heritage Fund II Investment Corporation.

 10.114 Sixth Amendment to Credit Facility, dated as of November 2, 1999, among BofA, the Company, AGI, Klearfold and the other parties thereto.@@

 10.115  IMPAC Group, Inc. Second 1998 Stock Option Plan.**

 10.116  Tinsley Robor plc Senior Executive Incentive Scheme 1994.**

 10.117  Tinsley Robor plc Executive Share Option Scheme 1988.**

 10.118 Amendment No. 1 to Warrants for the Purchase of Series A Common Stock, dated as of October 29, 1999.

 10.119  Amendment No. 1 to Securities Purchase Agreement, dated as of October
         29, 1999.

 16.1    Letter of Arthur Andersen LLP re: Change in Certifying Accountant.*

 16.2    Letter of KPMG Peat Marwick LLP re: Change in Certifying Accountant.*

 18.1    Preferability Letter of PricewaterhouseCoopers LLP re: Change in
         Accounting Principle.

 21.1    List of Subsidiaries.

 24.1    Power of Attorney (included in signature pages to Form 10-K).

 27.1    Financial Data Schedule.

--------
* Incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement No. 333-48821, on Form S-4, filed by the Registrant with respect to $100,000,000 aggregate principal amount of the Company's 10 1/8% Senior Subordinated Notes due 2008.
, Incorporated by reference to the same numbered exhibit to the Registrant's Form 10-Q filed by the Registrant for the quarterly period ending September 30, 1998.
+ Incorporated by reference to the same numbered exhibit to the Registrant's Form 10-K filed by the Registrant for the fiscal year ending December 31, 1999.
++ Incorporated by reference to the same numbered exhibit to the Registrant's Form 10-Q filed by the Registrant for the quarterly period ending March 31, 1999.
+++ Incorporated by reference to the same numbered exhibit to the Registrant's
    Form 10-Q filed by the Registrant for the quarterly period ending June 30, 1999.
@ Incorporated by reference to the same numbered exhibit to the Registrant's Form 8-K filed by the Registrant on November 2, 1999.
**  This item is a management contract or compensatory plan.
@@  Confidential treatment requested.

(b) Reports on Form 8-K.

  A report on Form 8-K was filed on November 17, 1999, announcing the consummation of the Thamesdown Acquisition on November 2, 1999.

  A report on Form 8K/A was filed on January 28, 2000, supplementing the Form 8-K filed by the Company on November 17, 1999, solely to add the financial statements, pro forma financial information and exhibits required by Item 7 of Form 8-K.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Report of Independent Accountants........................................  F-2

Independent Auditors' Report.............................................  F-3

Consolidated Balance Sheets as of December 31, 1998 and 1999.............  F-4

Consolidated Statements of Income for the Years Ended December 31, 1997,
 1998 and 1999...........................................................  F-5

Consolidated Statements of Shareholders' Equity (Deficit) for the Years
 Ended December 31, 1997, 1998 and 1999..................................  F-6

Consolidated Statements of Cash Flows for the Years Ended December 31,
 1997, 1998 and 1999.....................................................  F-7

Notes to Consolidated Financial Statements...............................  F-8

Schedule II. Summary of Valuation and Qualifying Accounts................ F-28

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of IMPAC Group, Inc.:

  In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of IMPAC Group, Inc. and its subsidiaries (the "Company") at December 31, 1998 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We have conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. The financial statements of the Company for the period ended December 31, 1997 were audited by other independent accountants whose report dated February 6, 1998, expressed an unqualified opinion on those statements.

  As discussed in Note 4 to the consolidated financial statements, the Company changed its method of valuing certain inventory from the last-in first-out method to the first-in first-out method.

                                          PricewaterhouseCoopers LLP

Chicago, Illinois
March 24, 2000

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
IMPAC Group, Inc.:

  We have audited the consolidated statements of income, shareholders' equity (deficit) and cash flows of IMPAC Group, Inc. and subsidiaries (formerly KFI Holding Corporation and subsidiaries) for the year ended December 31, 1997. In connection with our audit of the consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index for the year ended December 31, 1997. These consolidated financial statements and financial statement schedule are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of IMPAC Group, Inc. and subsidiaries (formerly KFI Holding Corporation and subsidiaries) for the year ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the year ended December 31, 1997, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Philadelphia, Pennsylvania
February 6, 1998

                       IMPAC GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1998 and 1999
                       (In thousands, except share data)

                                                              1998      1999
                                                            --------  --------
                           ASSETS
Current assets:
  Cash..................................................... $  4,239  $  4,535
  Trade accounts receivable, net of allowances of $1,517 in
   1998 and $2,125 in 1999.................................   44,361    56,929
  Other receivables........................................    4,278     3,675
  Inventories..............................................   23,603    25,614
  Deferred income taxes....................................    3,315     5,243
  Prepaids and other current assets........................    1,650     2,676
                                                            --------  --------
    Total current assets...................................   81,446    98,672
                                                            --------  --------
Long-term assets:
  Property, plant and equipment, net.......................  107,669   117,444
  Goodwill.................................................  163,623   164,339
  Deferred financing costs, net............................   10,449    10,045
  Other assets.............................................    2,924     3,562
                                                            --------  --------
    Total assets........................................... $366,111  $394,062
                                                            ========  ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt..................... $  5,487  $ 10,264
  Trade payables...........................................   25,093    28,005
  Accrued expenses.........................................   23,800    35,930
                                                            --------  --------
    Total current liabilities..............................   54,380    74,199
                                                            --------  --------
Long-term debt.............................................  235,072   245,695
Deferred income taxes......................................   10,477    10,034
Other noncurrent liabilities...............................      823       226
                                                            --------  --------
    Total liabilities......................................  300,752   330,154
                                                            --------  --------
Mandatorily redeemable preferred stock.....................      --     17,337
                                                            --------  --------
Shareholders' equity:
  Common stock, series A, $.001 par value; 1,000,000 shares
   authorized, 191,746 and 166,692 shares issued and
   outstanding at December 31, 1998 and 1999,
   respectively............................................        0         0
  Common stock, series B, $.001 par value; 100,000 shares
   authorized, 4,500 shares issued and outstanding at
   December 31, 1998 and 1999..............................        0         0
  Paid in capital..........................................   98,625    82,689
  Warrants outstanding.....................................        0     4,207
  Carryover basis adjustment...............................  (37,143)  (37,143)
  Accumulated other comprehensive income...................     (681)   (9,334)
  Retained earnings........................................    4,558     6,152
                                                            --------  --------
    Total shareholders' equity.............................   65,359    46,571
                                                            --------  --------
    Total liabilities & shareholders' equity............... $366,111  $394,062
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements

                       IMPAC GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                   Years ended December 31, 1997, 1998, 1999
                                 (In thousands)

                                                   1997      1998      1999
                                                  -------  --------  --------
Net sales........................................ $52,493  $184,298  $307,754
Cost of goods sold...............................  39,322   135,022   216,527
                                                  -------  --------  --------
Gross profit.....................................  13,171    49,276    91,227
Selling, general and administrative expenses.....   7,589    31,762    60,674
PTP royalty and commission (income)..............     (33)      --        --
                                                  -------  --------  --------
Operating income.................................   5,615    17,514    30,553
Other expense (income):
  Interest expense, net..........................   3,469    13,514    22,913
  Other expense (income), net....................     --        457       (41)
                                                  -------  --------  --------
Income before income taxes and extraordinary
 item............................................   2,146     3,543     7,681
Income taxes.....................................     754     1,724     3,384
                                                  -------  --------  --------
Income before extraordinary item.................   1,392     1,819     4,297
Extraordinary charge for early retirement of
 debt, net of tax benefit of $368................     --       (552)      --
                                                  -------  --------  --------
Net income....................................... $ 1,392  $  1,267  $  4,297
                                                  =======  ========  ========


  The accompanying notes are an integral part of these consolidated financial statements

                       IMPAC GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                  Years ended December 31, 1997, 1998 and 1999
                       (in thousands, except share data)

                                  Common Stock   Preferred Stock                                                Accumulated
                                ---------------- -----------------                                  Carryover      Other
                  Comprehensive Number of        Number of         Paid-in   Warrants      Notes      Basis    Comprehensive
                     Income      Shares   Amount  Shares    Amount Capital  Outstanding Receivables Adjustment    Income
                  ------------- --------- ------ ---------  ------ -------  ----------- ----------- ---------- -------------
Balance at
 January 1,
 1997...........                 100,000   $--    100,000    $--   $20,000    $  --        $(35)     $(37,143)    $   --
Net income......                     --     --        --      --       --        --         --            --          --
                                 -------   ----  --------    ----  -------    ------       ----      --------     -------
Balance at
 December 31,
 1997...........                 100,000    --    100,000     --    20,000       --         (35)      (37,143)        --
Recapitalization
 in connection
 with the
 acquisition of
 AGI............                     --     --   (100,000)    --    18,965       --          35           --          --
Sale of common
 stock..........                  96,246    --        --      --    58,575       --         --            --          --
Stock options
 granted........                     --     --        --      --     1,085       --         --            --          --
Cumulative
 translation
 adjustment.....     $  (681)        --     --        --      --       --        --         --            --         (681)
Net income......       1,267         --     --        --      --       --        --         --            --          --
                     -------
Comprehensive
 income.........     $   586         --     --        --      --       --        --         --            --          --
                     =======     -------   ----  --------    ----  -------    ------       ----      --------     -------
Balance at
 December 31,
 1998...........                 196,246    --        --      --    98,625       --         --        (37,143)       (681)
Issuance of
 stock
 warrants.......                     --     --        --      --       --      4,207        --            --          --
Repurchase of
 common stock...                 (31,713)   --        --      --   (19,796)      --         --            --          --
Sale of common
 stock..........                   6,659    --        --      --     3,860       --         --            --          --
Accretion of
 mandatorily
 redeemable
 preferred
 stock..........                     --     --        --      --       --        --         --            --          --
Cumulative
 translation
 adjustment.....     $(8,653)        --     --        --      --       --        --         --            --       (8,653)
Net income......       4,297         --     --        --      --       --        --         --            --          --
                     -------
Comprehensive
 loss...........     $(4,356)        --     --        --      --       --        --         --            --          --
                     =======     -------   ----  --------    ----  -------    ------       ----      --------     -------
Balance at
 December 31,
 1999...........                 171,192   $--         --    $--   $82,689    $4,207       $--       $(37,143)    $(9,334)
                                 =======   ====  ========    ====  =======    ======       ====      ========     =======
                  Retained
                  Earnings  Total
                  -------- ---------
Balance at
 January 1,
 1997...........   $1,899  $(15,279)
Net income......    1,392     1,392
                  -------- ---------
Balance at
 December 31,
 1997...........    3,291   (13,887)
Recapitalization
 in connection
 with the
 acquisition of
 AGI............      --     19,000
Sale of common
 stock..........      --     58,575
Stock options
 granted........      --      1,085
Cumulative
 translation
 adjustment.....      --       (681)
Net income......    1,267     1,267
Comprehensive
 income.........      --        --
                  -------- ---------
Balance at
 December 31,
 1998...........    4,558    65,359
Issuance of
 stock
 warrants.......      --      4,207
Repurchase of
 common stock...      --    (19,796)
Sale of common
 stock..........      --      3,860
Accretion of
 mandatorily
 redeemable
 preferred
 stock..........   (2,703)   (2,703)
Cumulative
 translation
 adjustment.....      --     (8,653)
Net income......    4,297     4,297
Comprehensive
 loss...........      --        --
                  -------- ---------
Balance at
 December 31,
 1999...........   $6,152  $ 46,571
                  ======== =========


  The accompanying notes are an integral part of these consolidated financial statements.

                       IMPAC GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1997, 1998 and 1999
                                 (In thousands)

                                                   1997      1998       1999
                                                  -------  ---------  --------
Cash flows from operating activities:
  Net income..................................... $ 1,392  $   1,267  $  4,297
  Adjustments to reconcile net income to net cash
   provided by operating activities--
    Extraordinary charge for early retirement of
     debt........................................     --         552       --
    Depreciation and amortization................   1,814      9,772    18,520
    Amortization of goodwill.....................              1,692     4,120
    Loss on sale of fixed assets.................     --         265       143
    Deferred income taxes........................    (595)       837    (2,371)
    Changes in assets and liabilities--
      Trade accounts receivable, net.............   2,199     (6,930)  (10,008)
      Inventories................................      76     (1,564)   (1,897)
      Trade payables.............................   1,049      6,644       840
      Other assets and liabilities...............     278        662     9,379
                                                  -------  ---------  --------
        Net cash provided by operating
         activities..............................   6,213     13,197    23,023
                                                  -------  ---------  --------
Cash flows from investing activities:
  Capital expenditures...........................  (4,144)   (16,016)  (27,002)
  Acquisition of subsidiaries....................     --    (230,950)   (6,726)
                                                  -------  ---------  --------
        Net cash used for investing activities...  (4,144)  (246,966)  (33,728)
                                                  -------  ---------  --------
Cash flows from financing activities:
  Net change in borrowings under revolving credit
   line..........................................  (3,996)    11,200    14,538
  Repayment of long-term debt....................  (1,100)   (30,103)   (1,010)
  Proceeds from issuance of long-term debt.......   4,000    201,033     4,900
  Change in capital leases.......................     --         908    (5,099)
  (Increase) decrease in restricted cash.........    (625)       199       169
  Proceeds from issuance of common stock.........     --      63,175     1,488
  Repurchase of common stock.....................     --         --    (19,796)
  Proceeds from issuance of preferred stock and
   stock warrants................................     --         --     18,841
  Change in deferred financing costs.............    (160)   (10,881)   (1,277)
                                                  -------  ---------  --------
        Net cash provided by (used for) financing
         activities..............................  (1,881)   235,531    12,804
                                                  -------  ---------  --------
Effect of exchange rate differences on cash......     --       2,283    (1,803)
                                                  -------  ---------  --------
Increase in cash.................................     188      4,045       296
Cash, beginning of period........................       6        194     4,239
                                                  -------  ---------  --------
Cash, end of period.............................. $   194  $   4,239  $  4,535
                                                  =======  =========  ========
Supplemental Cash Flow Information:
  Interest paid.................................. $ 3,474  $   9,316  $ 21,385
  Income taxes paid..............................   1,479      2,953     4,875

  The accompanying notes are an integral part of these consolidated financial statements

                      IMPAC GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)

Note 1--Business Description

  The Company is an international designer, manufacturer and marketer of high-end, value-added specialty printing and packaging for various consumer products markets including entertainment, cosmetics and personal care. Through its creative design work, specialized manufacturing techniques and diverse printing capabilities, the Company offers innovative specialty packaging solutions for customers that seek to differentiate their products in the retail marketplace. In addition, the Company offers its products using a unique blend of materials including paper, paperboard and transparent rigid plastic materials.

  In March, 1998, KFI Holding Corporation ("KFI"), the parent company of Klearfold, Inc. ("Klearfold"), completed both its acquisition of AGI Incorporated ("AGI") (see Note 3) and the issuance of $100 million of 10 1/8% Senior Subordinated Notes ("Senior Subordinated Notes") (See Note 9). Upon consummation of this acquisition, KFI changed its name to "IMPAC Group, Inc." In September 1998, IMPAC Group, Inc., acquired substantially all of the issued and outstanding shares of capital stock of Tinsley Robor plc, subsequently renamed IMPAC Europe Limited (and referred to hereinafter as "Tinsley") (see
Note 3).

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

 Inventories

  Inventories are stated at the lower of cost or market and include the appropriate elements of material, labor and manufacturing overhead costs. Cost is determined using the first-in, first-out ("FIFO") method. See Note 4 for discussion of change in method of pricing the paper component of inventories.

 Property, plant and equipment

  Property, plant and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Leasehold improvements and capital lease assets are amortized over the shorter of the lease term or estimated useful life of the related asset. When properties are retired or disposed, the costs and related depreciation reserves are eliminated and the resulting gain or loss is recognized in income. Equipment under construction is not depreciated until placed in full-time use. The useful lives of property, plant and equipment are summarized as follows:

     Buildings and leasehold improvements............................ 3-30 years
     Machinery and equipment......................................... 3-10 years
     Furniture and fixtures.......................................... 5-10 years

  The Company capitalized interest expense incurred of $0, $34 and $533 in 1997, 1998 and 1999, respectively, during the installation of certain equipment and information systems.

  Depreciation expense included in the statements of income was $1,614, $8,780 and $16,810 for the years ended December 31, 1997, 1998 and 1999, respectively.

                      IMPAC GROUP, INC. AND SUBSIDIARIES

                       (In thousands, except share data)

 Goodwill

  Goodwill consists of the excess of purchase price over the fair market value of the net assets acquired and is being amortized over 40 years. Amortization of goodwill during the years ended December 31, 1998 and 1999 was $1,692 and $4,120, respectively. Accumulated amortization at December 31, 1998 and 1999 was $1,692 and $5,779, respectively. The Company continually evaluates whether events and circumstances have occurred that indicate the asset may not be recoverable. When factors indicate that the asset should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining lives of the asset in measuring whether or not an impairment has occurred.

 Deferred financing costs

  The Company incurred various financing costs associated with issuances of long-term debt. These costs are being amortized over the term of the related debt agreements.

 Concentration of credit risk

  Sales to two customers accounted for approximately 23% of the Company's net sales for the year ended December 31, 1997. Sales to two different customers accounted for approximately 22% and 25% of the Company's net sales for the years ended December 31, 1998 and 1999, respectively.

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

 Fair value of financial instruments

  The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical cost amounts. The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments.

    Cash and cash equivalents, trade receivables, and account payable--The amounts reported in the accompanying consolidated balance sheets approximate fair value because of the short maturity of these instruments.

    Long-term debt--The fair value of the Company's Senior Subordinated Notes are estimated based on quoted market prices. The carrying amounts of the Company's bank borrowings and other long-term debt approximate fair value because the interest rates are based on floating rates identified by reference to market. At December 31, 1999, the carrying amounts and the fair values of the Company's long-term debt were $256.0 million and $247.0 million, respectively. At December 31, 1998, the carrying amounts of long-term debt reported in the accompanying consolidated balance sheet approximated fair value.

                      IMPAC GROUP, INC. AND SUBSIDIARIES

                       (In thousands, except share data)

    Interest rate swaps--The fair value of interest rate swaps reflects the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date. Management estimates the fair value of these interest rate swaps at December 31, 1999 to be a receivable of approximately $3.2 million. Management estimates the fair value of these interest rate swaps at December 31, 1998 to approximate their carrying value.

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

Note 3--Acquisitions

 Acquisition of AGI Incorporated--

  On March 12, 1998, the Company acquired all of the common stock of AGI for $69.0 million including $54.6 million of cash and $14.4 million of newly issued common stock, plus acquisition costs. Concurrently, the Company funded the retirement of $8.3 million of indebtedness outstanding under AGI's credit facility immediately prior to the transaction. The acquisition was funded by the proceeds from the issuance of $100.0 million of Senior Subordinated Notes and $4.6 million of new common stock. AGI is a supplier of standard and specialty printed packaging in the United States for the entertainment, cosmetics and other consumer products industries.

  A summary of the Company's purchase price allocation follows:

   Receivables........................................................ $ 11,555
   Inventories........................................................    6,998
   Property, plant and equipment......................................   40,550
   Goodwill...........................................................   40,481
   Other assets.......................................................    1,703
   Trade payables and accrued expenses................................  (11,800)
   Long-term debt.....................................................   (7,640)
   Deferred income taxes, net.........................................   (3,284)
                                                                       --------
     Net assets acquired..............................................   78,563
     Common stock issued..............................................   14,400
                                                                       --------
     Net cash paid.................................................... $ 64,163
                                                                       ========

                      IMPAC GROUP, INC. AND SUBSIDIARIES

                       (In thousands, except share data)

 Acquisition of Tinsley Robor plc--

  On September 11, 1998, the Company acquired the common stock of Tinsley for $137.7 million plus acquisition costs. Concurrently, the Company funded the retirement of $18.5 million of indebtedness outstanding under Tinsley's credit agreements immediately prior to the transaction. The acquisition was funded through additional borrowings of $93.7 million under the Company's Amended and Restated Multicurrency Credit Facility described in Note 11 below (the "Facility"), $58.6 million in proceeds from the sale of common stock to the Company's existing stockholders or their affiliates and the issuance, in aggregate, of $8.5 million of five year promissory notes to former Tinsley shareholders. Tinsley is a supplier of printed packaging for the music and multimedia market and has an established presence in the U.K. and Europe.

  A summary of the Company's purchase price allocation follows:

   Receivables........................................................ $ 19,646
   Inventories........................................................    7,944
   Property, plant and equipment......................................   46,139
   Goodwill...........................................................  122,675
   Other assets.......................................................    2,392
   Trade payables and accrued expenses................................  (20,267)
   Long-term debt.....................................................  (15,179)
   Deferred income taxes..............................................   (2,395)
                                                                       --------
     Net assets acquired..............................................  160,955
     Stock options granted............................................    1,085
                                                                       --------
     Net cash paid.................................................... $159,870
                                                                       ========

 Acquisition of Music Print B.V.--

  On November 24, 1998, the Company purchased the outstanding capital stock of Music Print B.V. ("Music Print"), a Netherlands limited liability company, for approximately $5.3 million plus acquisition costs. Concurrently, the Company retired approximately $0.2 million of historical indebtedness of Music Print and purchased the facility in which Music Print operates for $1.3 million. The acquisition was funded through additional revolver borrowings under the Facility. Music Print supplies printed packaging in the Netherlands for the music and multimedia markets.

 Acquisition of Thamesdown Colour Limited--

  On November 2, 1999, the Company acquired all of the common stock of Thamesdown Colour Limited ("Thamesdown"), a U.K. based printer, for approximately $10.8 million plus acquisition costs. The acquisition was funded through $4.9 million of subordinated indebtedness with a related party, $3.7 million of additional revolver borrowings under the Facility and the issuance of $2.4 million of Series A Common Stock to the former Thamesdown shareholders. The Company also assumed approximately $3.0 million of capital leases. Thamesdown provides high-end commercial printing services specializing in the production of promotional materials.

 Unaudited Pro Forma for Acquisitions--

  The acquisitions of AGI, Tinsley, Music Print and Thamesdown have been accounted for as purchases and, accordingly, their operating results have been included in the Company's consolidated financial statements from

                      IMPAC GROUP, INC. AND SUBSIDIARIES

                       (In thousands, except share data)

the dates of acquisition. The following unaudited pro forma information for the year ended December 31, 1998, presents certain operating data calculated to reflect the acquisitions of AGI and Tinsley and the additional borrowings incurred to fund those acquisitions as if they occurred as of January 1, 1998.

                                                           1998         1999
                                                        ----------- ------------
                                                        (Pro Forma) (Historical)
   Net sales...........................................  $271,049     $307,754
   Net income (loss)...................................  $ (2,955)    $  4,297

  This pro forma data does not purport to represent what actual operating results would have been had the acquisitions been consummated on the dates indicated or what such results will be for any future period.

Note 4--Inventories

  Inventories consist of the following:

                                                                 1998    1999
                                                                ------- -------
   Raw materials............................................... $ 9,218 $ 9,188
   Work in process and finished goods..........................  14,385  16,426
                                                                ------- -------
                                                                $23,603 $25,614
                                                                ======= =======

  During the fourth quarter of 1999, the Company retroactively changed its method of pricing the paper component of inventories for AGI from LIFO to FIFO. The change in method was made (a) to minimize the effect of accounting estimates used in computing interim financial information, (b) to provide for a better matching of expenses with revenues, (c) to ensure consistency across the Company which, apart from the paper component of inventory at AGI, was on FIFO and (d) to facilitate better comparability to peer companies.

  The change increases net income by $224 in 1999. The financial statements for 1998 have been retroactively restated for this change, which decreased previously reported net income and retained earnings by $224.

Note 5--Property, Plant and Equipment

  Property, plant and equipment, net at December 31, 1998 and 1999, consisted of the following:

                                                              1998      1999
                                                            --------  ---------
   Land.................................................... $  1,801  $   2,388
   Building and leasehold improvements.....................   27,753     29,688
   Machinery and equipment.................................  160,360    173,644
   Furniture and fixtures..................................    3,690      4,945
   Construction in progress................................    3,235     10,059
                                                            --------  ---------
                                                             196,839    220,724
   Less--Accumulated depreciation..........................  (89,170)  (103,280)
                                                            --------  ---------
   Net property, plant and equipment....................... $107,669  $ 117,444
                                                            ========  =========

  Property, plant and equipment at December 31, 1998 and 1999 included capital leases of $7.5 million and $5.6 million, respectively, net of accumulated amortization of $2.0 million and $2.4 million, respectively.

                      IMPAC GROUP, INC. AND SUBSIDIARIES

                       (In thousands, except share data)

Note 6--Trade Payables and Accrued Expenses

  Trade payables and accrued expenses at December 31, 1998 and 1999, consisted of the following:

                                                                  1998    1999
                                                                 ------- -------
   Trade payables............................................... $20,289 $25,114
   Bank overdraft...............................................   4,804   2,891
                                                                 ------- -------
     Total trade payables....................................... $25,093 $28,005
                                                                 ======= =======

                                                                 1998    1999
                                                                ------- -------
   Employee compensation and withholdings...................... $ 6,381 $11,869
   Rebates payable.............................................   5,179   8,514
   Accrued interest............................................   3,478   4,042
   Income tax payable..........................................     --    4,443
   Other.......................................................   8,762   7,062
                                                                ------- -------
     Total accrued expenses.................................... $23,800 $35,930
                                                                ======= =======

Note 7--Income Taxes

  The sources of income before income taxes and extraordinary item for the years ended December 31, 1997, 1998 and 1999, are as follows:

                                                             1997   1998   1999
                                                            ------ ------ ------
   U.S. operations......................................... $2,146 $   46 $1,459
   Foreign operations......................................    --   3,497  6,222
                                                            ------ ------ ------
                                                            $2,146 $3,543 $7,681
                                                            ====== ====== ======

  The components of the provision for income taxes on income before extraordinary item for the years ended December 31, 1997, 1998, and 1999, consisted of the following:

                                                         1997    1998    1999
                                                        ------  ------  -------
   Current--
     U.S. federal...................................... $1,292  $  580  $ 3,008
     U.S. state and local..............................     57     373      318
     Foreign...........................................    --      (66)   2,429
                                                        ------  ------  -------
                                                         1,349     887    5,755
   Deferred............................................   (595)    837   (2,371)
                                                        ------  ------  -------
   Provision for income taxes.......................... $  754  $1,724  $ 3,384
                                                        ======  ======  =======

                      IMPAC GROUP, INC. AND SUBSIDIARIES

                       (In thousands, except share data)


  The provision for income taxes on income before extraordinary item in each period differs from that which would be computed by applying the statutory U.S. federal income tax rate to income before extraordinary item for the years ended December 31, 1997, 1998 and 1999, as a result of the following:

                                                            1997  1998   1999
                                                            ----  ----   -----
   Tax provision at statutory rate......................... 34.0% 34.0%   34.0%
   State income taxes, net of federal benefit..............  --    0.3%    2.0%
   Goodwill................................................  --   17.4%   17.3%
   Tax effect resulting from foreign activities............  --   (5.3%) (10.6%)
   Other, net..............................................  1.1%  2.3%    1.4%
                                                            ----  ----   -----
   Effective tax rate...................................... 35.1% 48.7%   44.1%
                                                            ====  ====   =====

  The following summarizes the estimated tax effect of significant cumulative temporary differences that are included in the net deferred tax liability at December 31, 1998 and 1999:

                                                              1998      1999
                                                            --------  --------
   Gross deferred tax assets:
     Accounts receivable................................... $    376  $    465
     Inventories...........................................      848     1,217
     Accruals not deductible until paid....................    2,108     3,623
     Other.................................................      158       273
                                                            --------  --------
   Total gross deferred tax assets.........................    3,490     5,578
                                                            --------  --------
   Gross deferred tax liabilities:
     Property, plant and equipment.........................  (10,480)  (10,257)
     Other.................................................     (172)     (112)
                                                            --------  --------
   Total gross deferred tax liabilities....................  (10,652)  (10,369)
                                                            --------  --------
   Net deferred tax liability.............................. $ (7,162) $ (4,791)
                                                            ========  ========

  The Company has not provided a valuation allowance for deferred tax assets because, although realization is not assured, the Company believes it is more likely than not that such tax assets will be recognized through reversals of taxable timing differences and taxable income in future periods.

Note 8--Employee Benefit Plans

 Defined Contribution Plans--

  Several of the Company's subsidiaries maintain defined contribution plans in which non-union employees may voluntarily elect to participate. Under certain plans, the Company matches a portion of the amounts contributed by employees. Additionally, under certain plans the Company can make additional discretionary contributions. The cost incurred for these plans was $28, $791 and $1,181 in 1997, 1998 and 1999, respectively.

  One of the Company's subsidiaries is required, on behalf of union-registered employees, to contribute to a union-managed multi-employer pension plan. If the Company completely or partially withdraws from the pension plan, the Company may be required to pay its share of the pension plan's unfunded vested liability. There was no unfunded vested liability at December 31, 1999. The cost incurred for the union pension plan was, $121, $121 and $124 in 1997, 1998 and 1999, respectively.

                      IMPAC GROUP, INC. AND SUBSIDIARIES

                       (In thousands, except share data)


 Defined Benefit Plan--

  The Company's U.K. subsidiaries maintain a defined benefit pension plan. Total costs for the plan for the years ended December 31, 1998 and 1999 were $86 and $152, respectively. The funded status of the plan at December 31, 1998 and 1999, was as follows:

                                                                1998     1999
                                                               -------  -------
   Plan assets at fair value.................................. $10,621  $12,357
   Projected benefit obligation...............................   8,464    9,853
                                                               -------  -------
   Assets over projected benefit obligation...................   2,157    2,504
   Unrecognized gain..........................................  (1,279)  (1,446)
                                                               -------  -------
   Net pension asset.......................................... $   878  $ 1,058
                                                               =======  =======

  The key assumptions used in accounting for the defined benefit plan during 1998 and 1999 include a weighted average discount rate of 5.5% and 6.0%, respectively, salary increases of 3.0% and 3.25%, respectively, and a long-term rate of return on plan assets of 8.0% for both years.

Note 9--Long-term Debt

  Long-term debt as of December 31, 1998 and 1999, consisted of the following:

                                                                1998     1999
                                                              -------- --------
   Bank borrowings........................................... $103,410 $117,612
   Senior subordinated notes.................................  100,000  100,000
   Subordinated note with related party......................      --     4,900
   Industrial revenue bonds..................................   11,640   11,640
   Loan notes................................................    8,393    7,305
   Capital leases............................................   17,116   14,502
                                                              -------- --------
     Total debt..............................................  240,559  255,959
     Less-current maturities.................................    5,487   10,264
                                                              -------- --------
     Total long-term debt.................................... $235,072 $245,695
                                                              ======== ========

  On March 12, 1998, the Company completed the issuance of $100.0 million in Senior Subordinated Notes. The Senior Subordinated Notes bear interest at 10 1/8% and mature March 15, 2008. The Indenture governing the Senior Subordinated Notes contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends, make investments or restricted payments, enter into certain transactions with affiliates, dispose of certain assets, incur liens securing subordinated indebtedness and engage in mergers and consolidations. The Senior Subordinated Notes are general, unsecured obligations of IMPAC and are fully and unconditionally guaranteed by all domestic and certain foreign subsidiaries of the Company (the "Subsidiary Guarantors") on a joint and several basis (see
Note 14). No future subordinated debt of the Company will be senior to the Senior Subordinated Notes. At December 31, 1998 and 1999, the Company had no indebtedness outstanding that was subordinated to the Senior Subordinated Notes. The proceeds of the Senior Subordinated Notes were used to fund the acquisition of AGI and to retire all outstanding indebtedness under the Company's prior credit agreement. As a result of the refinancing, the Company recorded an extraordinary charge of $552 (net of tax), reflecting the write-off of deferred financing costs.

                      IMPAC GROUP, INC. AND SUBSIDIARIES

                       (In thousands, except share data)


  On March 12, 1998, the Company entered into a new five year credit facility which provided for a $40.0 million revolving credit facility and a $13.0 million letter of credit facility. On July 7, 1998, the Company entered into an Amended and Restated Multicurrency Credit Facility (the "Facility") which became effective on the initial funding date of the Tinsley acquisition and replaced the prior credit agreement. The Facility provides for up to $53.0 million of revolving credit borrowings (the "Revolver") with a $20 million letter of credit subfacility under the Revolver (the "L/C Facility"). The Facility also provides for $37.0 million of Term Loan A borrowings and $64.0 million of Term Loan B borrowings. The Facility also provides a guarantee to the holders of the Loan Notes described below. Under the provisions of the Facility, the aggregate amount of outstanding Term Loan A borrowings is limited by the amount outstanding under the Loan Notes guarantee. Up to $8.5 million of drawings under this guarantee to redeem the Loan Notes will be converted to additional borrowings under Term Loan A and any drawings which, as a consequence of currency fluctuations, exceed $8.5 million will be converted to additional borrowings under the Revolver. Borrowings under the Facility rank senior to the Senior Subordinated Notes and are guaranteed by the Subsidiary Guarantors on a senior basis and are secured by substantially all of the assets of IMPAC and the Subsidiary Guarantors. As of December 31, 1999, there were $25.5 million of borrowings outstanding under the Revolver, $28.9 million of borrowings outstanding under Term Loan A and $63.2 million of borrowings outstanding under Term Loan B. As of December 31, 1999, the Company has $13.1 million in letters of credit outstanding under the L/C Facility primarily securing its industrial revenue bond ("IRB") borrowings. The unused portion of the Facility at December 31, 1999 was $14.4 million. The interest rate on the Facility is based on either LIBOR or Base Rate plus the applicable margin and at December 31, 1999, the weighted average interest rate for the facility was 9.31%. The interest rate on the L/C Facility is based on the applicable LIBOR margin which was 2.75% at December 31, 1999. The Company currently pays a commitment fee of 1/2 of 1% per annum on the unused portion of the Facility. The Revolver has a five and one-half year maturity. Term Loan A and Term Loan B provide for quarterly scheduled payments maturing in five and one-half years and six and one-half years, respectively. The Company is required to make mandatory prepayments on the term loans beginning in March, 2000 if the Company generates excess cash flow, as defined. No excess cash flow payments are required during 2000.

  The credit agreement governing the Facility (the "Credit Agreement") includes covenants requiring the Company to maintain (i) maximum leverage ratios, (ii) maximum senior leverage ratios, (iii) minimum interest coverage ratios and (iv) minimum fixed charge coverage ratios. The Credit Agreement also contains covenants, among others, limiting additional indebtedness, liens, dividends, restricted payments, guaranties, advances to affiliates, investments, capital expenditures, mergers, creation of subsidiaries, asset sales and dispositions.

  In connection with the Facility, in November 1998, the Company entered into two interest rate swap agreements effectively fixing its LIBOR interest rate at 5.42% by exchanging its variable interest rate for a fixed interest rate. On July 26, 1999, one of the swap agreements was amended to provide for a fixed interest rate of 4.75%, which is further adjusted to market during any period in which three-month LIBOR is in the range of 6.75%-7.00% and further adjusted to a fixed rate of 7.00% during any period in which three-month LIBOR exceeds 7.00%. The interest rate differential relating to these swaps is reflected as an adjustment to interest expense over the lives of the swaps. The aggregate notional amount under these agreements at December 31, 1999 is $63.2 million.

  In November 1999, the Company issued a $4.9 million subordinated note to an affiliate of the Company's majority stockholder. The subordinated note ranks pari passu to the Senior Subordinated Notes and matures March 31, 2006. Interest accrues at 8.50% as of December 31, 1999 and is payable semi-annually.

  In connection with the acquisition of Tinsley, the Company issued $8.5 million of five year promissory notes ("Loan Notes") to former Tinsley shareholders. The Loan Notes rank senior to the Senior Subordinated Notes

                      IMPAC GROUP, INC. AND SUBSIDIARIES

                       (In thousands, except share data)

and are guaranteed by Bank of America. Drawings under this guarantee will be converted into borrowings under Term Loan A and the Revolver of the Facility.

  In connection with the acquisition of AGI, the Company assumed $7.6 million of variable rate IRB borrowings which mature on February 1, 2026 and accrue interest at 5.75% as of December 31, 1999. In connection with the acquisitions of Tinsley, Music Print and Thamesdown, the Company assumed $19.5 million of capital leases ($14.5 million at December 31, 1999) which mature in 1-6 years and accrue interest at a weighted average interest rate of 6.38% as of December 31, 1999.

  On August 1, 1997, the Company issued $4.0 million of IRB borrowings which mature on August 1, 2007 and accrue interest at 4.35%. The indenture agreement requires the Company to use the proceeds for the acquisition of an offset printing press and related equipment. All proceeds not used immediately for these costs are to be kept in a restricted cash account. The balance of restricted cash at December 31, 1999 is $257.

  The maturities of long-term debt and capital leases at December 31, 1999 are as follows:

       2000............................................................ $ 10,264
       2001............................................................   12,510
       2002............................................................   13,023
       2003............................................................   13,907
       2004............................................................   74,426
       Thereafter......................................................  131,829
                                                                        --------
         Total long-term debt, including current maturities............ $255,959
                                                                        ========

Note 10--Equity

 Common Stock Issuances and Repurchases--

  In connection with the acquisition of AGI on March 12, 1998, IMPAC (i) exchanged 44,118 shares of new Series A Common Stock for all previously issued and outstanding shares of non-voting Common Stock, voting Common Stock and Preferred Stock of KFI, (ii) issued 13,529 shares of new Series A Common Stock for $4.6 million, and (iii) issued 42,353 shares of new Series A Common Stock as partial consideration to former shareholders of AGI. In connection with the acquisition of Tinsley on September 11, 1998, IMPAC issued 96,246 shares of new Series A and Series B Common Stock to certain existing stockholders and their affiliates for $58.6 million.

  On January 12, 1999, IMPAC purchased approximately 30,088 shares of outstanding Series A Common Stock for $18.8 million with the proceeds from the issuance of 20,000 shares of Series A Mandatorily Redeemable Preferred Stock (the "Preferred Stock") as discussed below. On June 11, 1999, IMPAC purchased approximately 73 shares of Series A Common Stock from a former employee for $37. On July 30, 1999, IMPAC issued approximately 1,887 shares of Series A Common Stock to certain key employees and directors of the Company for net proceeds of $956. IMPAC used the net proceeds to acquire approximately 1,552 shares of outstanding Series A Common Stock. In connection with the acquisition of Thamesdown, on November 2, 1999, IMPAC issued approximately 3,897 shares of Series A Common Stock as partial consideration to former Thamesdown shareholders. On December 29, 1999, IMPAC issued approximately 875 shares of Series A Common Stock to certain key employees of the Company for net proceeds of $533.

                      IMPAC GROUP, INC. AND SUBSIDIARIES

                       (In thousands, except share data)


 Preferred Stock Issuance--

  On January 12, 1999, IMPAC issued 20,000 shares of Preferred Stock with a face value of $20.0 million together with detachable, ten-year warrants (the "Warrants") to purchase 6,913 shares of Series A Common Stock at an exercise price of $0.01 per share, for net proceeds $18.8 million. The Preferred Stock accrues dividends on a cumulative basis at 14% per annum for years 1-5, 15% per annum for year 6, and either 14% or 15% per annum for years 7-10 depending on whether the dividends are paid in cash or with additional Preferred Stock, respectively. During the first six years after issuance, dividends on the Preferred Stock are payable solely by issuing additional shares of Preferred Stock. The Preferred Stock accrues dividends at 24% per annum if certain events occur, including an event of non-compliance as defined and certain significant changes in the ownership of IMPAC. IMPAC is required to redeem all outstanding shares of Preferred Stock on December 31, 2008 at face value plus all accrued and unpaid dividends. IMPAC may redeem some or all outstanding shares of Preferred Stock at an earlier date, provided, however, that a premium of up to 10% be paid. The Preferred Stock is not redeemable at the option of the holders of Preferred Stock except upon a change of control, as defined. The Preferred Stock contains covenants, among others, limiting additional indebtedness, restricted payments, guaranties, advances to affiliates, mergers, asset sales and dispositions. The Preferred Stock ranks senior to all classes of common stock with respect to dividend distributions and distributions upon the liquidation or dissolution of IMPAC.

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

 Stock Options--

  In 1998, the Company established two nonqualified stock option plans for key employees (the"Stock Option Plans"). The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation costs for this plan been determined consistent with FASB Statement No. 123, the Company's net income would have been $1,253 and $3,767 for 1998 and 1999, respectively.

  At December 31, 1998 and 1999, the Company is authorized to grant options to purchase an additional 20,000 and 2,740 shares, respectively, of Series A Common Stock under its Stock Option Plans. The option price of all grants under these plans will be equal to the stock's market price on the date of grant and no options may be exercised after ten years from the date of grant. The following is a summary of stock option activity for 1998 and 1999:

                                       1998                    1999
                              ----------------------- ------------------------
                                        Wtd. Average             Wtd. Average
                              Shares   Exercise Price  Shares   Exercise Price
                              -------  -------------- --------  --------------
   Outstanding at beginning
    of year..................     --        $--          775.2       $340
   Granted................... 1,064.0        340      20,716.9        479
   Exercised.................     --         --            --         --
   Forfeited.................  (288.8)      (340)        (15.2)       340
                              -------                 --------
   Outstanding at end of
    year.....................   775.2        340      21,476.9        474
                              =======                 ========
   Exercisable at end of
    year.....................    91.2        340         152.0        340
   Weighted average fair
    value of options
    granted..................                124                      208

                      IMPAC GROUP, INC. AND SUBSIDIARIES

                       (In thousands, except share data)


  During 1998, the Company granted 1,064 options to purchase Series A Common Stock at an exercise price of $340 per share to certain key employees. In connection with the acquisition of Tinsley, the Company offered former Tinsley optionholders the opportunity to either exercise their existing options in Tinsley for cash or to convert their options into options of the Company. Pursuant to this agreement, on February 27, 1999, the Company granted options to purchase 3,457 shares of Series B Common Stock of the Company at a weighted average exercise price of $303. The difference between the exercise price and the fair market value of these options was recorded as additional goodwill with a corresponding increase in additional paid-in capital. On March 31, 1999 and April 29, 1999, the Company granted options to purchase approximately 8,881 and 8,080 shares, respectively, of Series A Common Stock of the Company at an exercise price of $513, the estimated fair market value at that date, to certain key employees. On December 7, 1999, the Company granted options to purchase approximately 300 shares of Series A Common Stock of the Company at an exercise price of $609, the estimated fair market value at that date. 16,415 of the options to purchase Series A Common Stock vest over a four-year period, 760 of the options to purchase Series A Common Stock vest over a six-year period and 845 of the options to purchase Series A Common Stock vested immediately. All of the options to purchase Series B Common Stock vested immediately.

Note 11--Commitments and Contingencies

 Leases--

  The Company has several noncancellable operating leases for buildings and equipment that expire over the next 1-17 years. Several of these leases are with related parties as described in Note 12. Minimum future rental commitments under noncancellable operating leases having initial or remaining terms in excess of one year as of December 31, 1999, are as follows:

       2000............................................................ $ 6,865
       2001............................................................   5,164
       2002............................................................   4,304
       2003............................................................   2,631
       2004............................................................   1,959
       Thereafter......................................................   4,589
                                                                        -------
         Total minimum payments........................................ $25,512
                                                                        =======

  Rental expense was $2,034, $4,863 and $7,229 for 1997, 1998 and 1999,
respectively.

 Employment Agreements--

  The Company has entered into employment agreements with certain key employees that provide commitments of future compensation, including severance, for varying periods, the maximum of which is two years. The aggregate commitment for future salaries, excluding bonuses, under these employment agreements at December 31, 1999 is approximately $7.4 million.

Note 12--Related Party Transactions

  The Company leases its Melrose Park, Illinois, facility under an operating lease which expires in September 2002. The Company has the option to renew the lease for several additional five year terms. The lessor is a partnership that includes the Chief Executive Officer of the Company. The Company has paid a deposit to the

                      IMPAC GROUP, INC. AND SUBSIDIARIES

                       (In thousands, except share data)

partnership of approximately $340 which is reflected in the accompanying balance sheet as part of other assets. Rents under this lease amounted to approximately $475 and $471 in 1998 and 1999, respectively.

  The Company leases manufacturing and warehouse premises in Warrington, Pennsylvania, from the Chairman of the Board for $336 annually, the amount of which is adjustable for inflation beginning in 2001. The Company leases manufacturing and warehouse premises in Louisa, Virginia, from a company wholly-owned by the same individual for $273 annually, the amount of which is adjustable for inflation beginning in 2001. Both leases expire in 2005 and may be extended for an additional five years at the option of the Company.

  In connection with the acquisition of AGI, certain members of management borrowed $1.6 million in promissory notes from the Company. The notes are payable on demand, accrued interest at 5.85% and are included in the accompanying balance sheet as part of other receivables.

Note 13--Segment Information

  The Company operates in one business segment, providing specialty packaging for various consumer products markets. During 1998, the Company expanded its specialty printing and packaging operations geographically to include Europe. The following table presents sales and other financial information for each geographic region as of and for the twelve months ended December 31, 1998 and 1999:

                                                    1999
                         ------------------------------------------------------------
                                   Operating Identifiable Depreciation &   Capital
                          Sales     Income      Assets     Amortization  Expenditures
                         --------  --------- ------------ -------------- ------------
Geographic Regions
United States........... $175,037   $18,600    $161,303      $10,556       $16,246
Europe..................  132,768    14,854     222,528       12,084        10,756
                         --------   -------    --------      -------       -------
Total geographic
 segments...............  307,805    33,454     383,831       22,640        27,002
Elimination of sales....      (51)      --          --           --            --
Unallocated corporate
 expense................      --     (2,901)        --           --            --
Corporate assets........      --        --       10,231          --            --
                         --------   -------    --------      -------       -------
  Consolidated totals... $307,754   $30,553    $394,062      $22,640       $27,002
                         ========   =======    ========      =======       =======

                                                    1998
                         ------------------------------------------------------------
                                   Operating Identifiable Depreciation &   Capital
                          Sales     Income      Assets     Amortization  Expenditures
                         --------  --------- ------------ -------------- ------------
Geographic Regions
United States........... $138,431   $11,284    $138,801      $ 8,064       $10,724
Europe..................   46,812     6,704     216,782        3,400         5,292
                         --------   -------    --------      -------       -------
Total geographic
 segments...............  185,243    17,988     355,583       11,464        16,016
Elimination of sales....     (945)      --          --           --            --
Unallocated corporate
 expense................      --       (474)        --           --            --
Corporate assets........      --        --       10,528          --            --
                         --------   -------    --------      -------       -------
  Consolidated totals... $184,298   $17,514    $366,111      $11,464       $16,016
                         ========   =======    ========      =======       =======

Note 14--Guarantors and Financial Information

  The following condensed consolidating financial information is presented for purposes of complying with the reporting requirements of the Subsidiary Guarantors. The Subsidiary Guarantors are directly or indirectly

                      IMPAC GROUP, INC. AND SUBSIDIARIES

                       (In thousands, except share data)

wholly-owned subsidiaries of IMPAC and have fully and unconditionally guaranteed the Senior Subordinated Notes on a joint and several basis. The Company, at its discretion, controls the receipt of dividends or other payments from its domestic and foreign subsidiaries subject in the case of certain foreign subsidiaries to limitations that may be imposed under the laws of the applicable jurisdictions of organization. These limitations are not considered to be material to the Company as a whole. Separate financial statements and other disclosures with respect to the Subsidiary Guarantors are not presented because the Company believes that such financial statements and other information would not provide additional information that is material to investors. The condensed consolidating financial information presents condensed consolidating financial statements as of and for the years ended December 31, 1998 and 1999 of:

(a) IMPAC on a parent company only basis ("IMPAC Parent"), carrying its investments in subsidiaries under the equity method;
(b) the Subsidiary Guarantors, which include IMPAC's domestic subsidiaries AGI Incorporated, Klearfold, Inc., KF-International, Inc., and KF-Delaware, Inc. and IMPAC's foreign subsidiaries IMPAC Europe Holdings Limited, Levelprompt Limited, IMPAC Europe Limited, James Upton Limited, Tinsley Robor Labels Limited, IMPAC Sales Limited, Sonicon Limited, Tophurst Properties Limited and Printing Resources Limited, carrying its investments in subsidiaries under the equity method;
(c) the subsidiaries of IMPAC that have not guaranteed IMPAC's obligation with respect to the Senior Subordinated Notes, which include IMPAC's foreign subsidiaries Van de Steeg Packaging B.V., James Upton Holding B.V., James Upton B.V., James Upton GmbH, Music Print B.V. and Thamesdown Colour Limited (together, the "Non-guarantor Subsidiaries");
(d) elimination entries necessary to consolidate IMPAC Parent and its subsidiaries, and
(e) IMPAC on a consolidated basis ("IMPAC Consolidated").

                       IMPAC GROUP, INC. AND SUBSIDIARIES

                       (In thousands, except share data)

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1999

                                                 Non-
                          IMPAC   Subsidiary  Guarantor                   IMPAC
                          Parent  Guarantors Subsidiaries Eliminations Consolidated
                         -------- ---------- ------------ ------------ ------------
Current assets:
  Cash.................. $    284  $  1,972    $ 2,279     $     --      $  4,535
  Trade accounts
   receivable, net......      --     47,375      9,554           --        56,929
  Intercompany
   receivables..........   18,062    38,531      6,056       (62,649)         --
  Inventories...........      --     23,072      2,542           --        25,614
  Other current assets..      312     9,823      1,459           --        11,594
                         --------  --------    -------     ---------     --------
    Total current
     assets.............   18,658   120,773     21,890       (62,649)      98,672
                         --------  --------    -------     ---------     --------
  Property, plant and
   equipment, net.......      --     89,165     28,279           --       117,444
  Goodwill..............      --    135,424     28,915           --       164,339
  Intercompany
   receivables..........  167,699    17,022        --       (184,721)         --
  Investment in
   subsidiaries.........  123,343    42,545        --       (165,888)         --
  Other assets..........    9,632     3,963         12           --        13,607
                         --------  --------    -------     ---------     --------
    Total assets........ $319,332  $408,892    $79,096     $(413,258)    $394,062
                         ========  ========    =======     =========     ========
Current liabilities:
  Current maturities of
   long-term debt....... $  5,233  $  2,991    $ 2,040     $     --      $ 10,264
  Trade payables........      --     22,173      5,832           --        28,005
  Intercompany
   payables.............      --     37,717     41,954       (79,671)         --
  Accrued expenses......    4,115    25,178      6,637           --        35,930
                         --------  --------    -------     ---------     --------
    Total current
     liabilities........    9,348    88,059     56,463       (79,671)      74,199
                         --------  --------    -------     ---------     --------
Long-term debt..........  217,280    24,603      3,812           --       245,695
Other long-term
 liabilities............      --      9,782        478           --        10,260
Intercompany debt.......      --    167,699        --       (167,699)         --
                         --------  --------    -------     ---------     --------
    Total liabilities...  226,628   290,143     60,753      (247,370)     330,154
                         --------  --------    -------     ---------     --------
Mandatorily redeemable
 preferred stock........   17,337       --         --            --        17,337
                         --------  --------    -------     ---------     --------
Total shareholders'
 equity.................   75,367   118,749     18,343      (165,888)      46,571
                         --------  --------    -------     ---------     --------
Total liabilities and
 shareholders' equity... $319,332  $408,892    $79,096     $(413,258)    $394,062
                         ========  ========    =======     =========     ========

                       IMPAC GROUP, INC. AND SUBSIDIARIES

                       (In thousands, except share data)

                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                          YEAR ENDED DECEMBER 31, 1999

                                                  Non-
                           IMPAC   Subsidiary  Guarantor                   IMPAC
                          Parent   Guarantors Subsidiaries Eliminations Consolidated
                          -------  ---------- ------------ ------------ ------------
Net sales...............  $   --    $247,453    $61,662      $ (1,361)    $307,754
Cost of goods sold......      --     173,023     44,865        (1,361)     216,527
                          -------   --------    -------      --------     --------
Gross profit............      --      74,430     16,797           --        91,227
Selling, general and
 administrative
 expenses...............    2,901     48,597      9,176           --        60,674
                          -------   --------    -------      --------     --------
Operating income........   (2,901)    25,833      7,621           --        30,553
Equity earnings in
 subsidiaries...........   (7,365)    (3,559)       --         10,924          --
Interest expense, net...    2,182     18,330      2,360           --        22,872
                          -------   --------    -------      --------     --------
Income before income
 taxes..................    2,282     11,062      5,261       (10,924)       7,681
Income taxes (benefit)..   (2,015)     3,816      1,583           --         3,384
                          -------   --------    -------      --------     --------
Net income..............  $ 4,297   $  7,246    $ 3,678      $(10,924)    $  4,297
                          =======   ========    =======      ========     ========

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1999

                                                   Non-
                           IMPAC    Subsidiary  Guarantor                   IMPAC
                           Parent   Guarantors Subsidiaries Eliminations Consolidated
                          --------  ---------- ------------ ------------ ------------
Cash flows from operat-
 ing activities:
  Net cash provided by
   operating activi-
   ties.................  $    (59)  $ 11,733    $11,349        $--        $ 23,023
                          --------   --------    -------        ----       --------
Cash flows from invest-
 ing activities:
  Capital expenditures..       --     (17,760)    (9,242)                   (27,002)
  Acquisition of subsid-
   iaries...............    (8,625)       --       1,899         --          (6,726)
                          --------   --------    -------        ----       --------
Net cash used in invest-
 ing activities.........    (8,625)   (17,760)    (7,343)        --         (33,728)
                          --------   --------    -------        ----       --------
Cash flows from financ-
 ing activities:
  Net change in
   borrowings under re-
   volving credit line..    14,538        --         --          --          14,538
  Repurchase of common
   stock................   (19,796)       --         --          --         (19,796)
  Proceeds from issuance
   of preferred stock
   and stock warrants...    18,841        --         --          --          18,841
  Loans and advances
   (to) from related
   parties..............    (6,527)   (13,065)    (6,538)        --             --
  Other financing activ-
   ities................     5,011     (4,105)    (1,685)        --            (779)
                          --------   --------    -------        ----       --------
Net cash provided by fi-
 nancing activities.....    12,067      8,960     (8,223)        --          12,804
                          --------   --------    -------        ----       --------
  Effect of exchange
   rate differences on
   cash.................    (3,418)    (2,348)     3,963         --          (1,803)
                          --------   --------    -------        ----       --------
Decrease in cash........       (35)       585       (254)        --             296
Cash, beginning of peri-
 od.....................       319      1,387      2,533         --           4,239
                          --------   --------    -------        ----       --------
Cash, end of period.....  $    284   $  1,972    $ 2,279        $--        $  4,535
                          ========   ========    =======        ====       ========

                       IMPAC GROUP, INC. AND SUBSIDIARIES

                       (In thousands, except share data)

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1998

                                                 Non-
                          IMPAC   Subsidiary  Guarantor                   IMPAC
                          Parent  Guarantors Subsidiaries Eliminations Consolidated
                         -------- ---------- ------------ ------------ ------------
Current assets:
  Cash.................. $    319  $  1,387    $ 2,533     $     --      $  4,239
  Trade accounts
   receivable, net......      --     36,088      8,273           --        44,361
  Intercompany
   receivables..........   11,106    31,283        --        (42,389)         --
  Inventories...........      --     21,361      2,242           --        23,603
  Other current assets..      197     8,558        488           --         9,243
                         --------  --------    -------     ---------     --------
    Total current
     assets.............   11,622    98,677     13,536       (42,389)      81,466
                         --------  --------    -------     ---------     --------
  Property, plant and
   equipment, net.......      --     85,533     22,136           --       107,669
  Goodwill..............      --    142,237     21,386           --       163,623
  Intercompany
   receivables..........  168,128    18,568        --       (186,696)         --
  Investment in
   subsidiaries.........   81,829    55,525        --       (137,354)         --
  Other assets..........   10,012     3,361        --            --        13,373
                         --------  --------    -------     ---------     --------
    Total assets........ $271,591  $403,901    $57,058     $(366,439)    $366,111
                         ========  ========    =======     =========     ========
Current liabilities:
  Current maturities of
   long-term debt....... $  1,010  $  3,324    $ 1,153     $      --     $  5,487
  Trade payables........      --     21,974      3,119           --        25,093
  Intercompany
   payables.............      --     30,181     30,777       (60,958)         --
  Accrued expenses......    2,598    17,767      3,435           --        23,800
                         --------  --------    -------     ---------     --------
    Total current
     liabilities........    3,608    73,246     38,484       (60,958)      54,380
                         --------  --------    -------     ---------     --------
Long-term debt..........  202,400    29,112      3,560           --       235,072
Other long-term
 liabilities............      --     11,154        146           --        11,300
Intercompany debt.......      --    168,128        --       (168,128)         --
                         --------  --------    -------     ---------     --------
    Total liabilities...  206,008   281,640     42,190      (229,086)     300,752
                         --------  --------    -------     ---------     --------
Total shareholders'
 equity.................   65,583   122,261     14,868      (137,353)      65,359
                         --------  --------    -------     ---------     --------
Total liabilities and
 shareholders' equity... $271,591  $403,901    $57,058     $(366,439)    $366,111
                         ========  ========    =======     =========     ========

                       IMPAC GROUP, INC. AND SUBSIDIARIES

                       (In thousands, except share data)


                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                          YEAR ENDED DECEMBER 31, 1998

                                                     Non-
                            IMPAC    Subsidiary   Guarantor                   IMPAC
                           Parent    Guarantors  Subsidiaries Eliminations Consolidated
                          ---------  ----------  ------------ ------------ ------------
Net sales...............  $     --   $ 164,864     $ 21,832     $(2,398)    $ 184,298
Cost of goods sold......        --     121,720       15,700      (2,398)      135,022
                          ---------  ---------     --------     -------     ---------
Gross profit............        --      43,144        6,132         --         49,276
Selling, general and
 administrative
 expenses...............        473     29,376        1,913         --         31,762
                          ---------  ---------     --------     -------     ---------
Operating income........       (473)    13,768        4,219         --         17,514
Equity earnings in
 subsidiaries...........      2,812        --           --       (2,812)          --
Interest expense, net...     (1,172)   (12,413)        (386)        --        (13,971)
                          ---------  ---------     --------     -------     ---------
Income before income
 taxes..................      1,167      1,355        3,833      (2,812)        3,543
Income (taxes) benefit..        652     (1,329)      (1,047)        --         (1,724)
                          ---------  ---------     --------     -------     ---------
Income before
 extraordinary item.....      1,819         26        2,786      (2,812)        1,819
Extraordinary item......       (552)       --           --          --           (552)
                          ---------  ---------     --------     -------     ---------
Net income..............  $   1,267  $      26     $  2,786     $(2,812)    $   1,267
                          =========  =========     ========     =======     =========

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1998

                                                     Non-
                            IMPAC    Subsidiary   Guarantor                   IMPAC
                           Parent    Guarantors  Subsidiaries Eliminations Consolidated
                          ---------  ----------  ------------ ------------ ------------
Cash flows from
 operating activities:
  Net cash provided by
   operating
   activities...........  $   2,231  $   6,685     $  3,769     $   512     $  13,197
                          ---------  ---------     --------     -------     ---------
Cash flows from
 investing activities:
  Capital expenditures..        --     (12,180)      (6,412)      2,576       (16,016)
  Acquisition of
   subsidiaries.........    (64,184)  (161,047)      (8,109)      2,390      (230,950)
                          ---------  ---------     --------     -------     ---------
Net cash used in
 investing activities...    (64,184)  (173,227)     (14,521)      4,966      (246,966)
                          ---------  ---------     --------     -------     ---------
Cash flows from
 financing activities:
  Proceeds from issuance
   of long-term debt....    203,663      8,570          --          --        212,233
  Repayments of long-
   term debt............    (30,103)       --           --          --        (30,103)
  Proceeds from issuance
   of common stock......     63,175        --           --          --         63,175
  Loans and advances
   (to) from related
   parties..............   (162,096)   156,738       10,926      (5,568)          --
  Other financing
   activities...........    (10,835)      (528)       2,529        (940)       (9,774)
                          ---------  ---------     --------     -------     ---------
Net cash provided by
 financing activities...     63,804    164,780       13,455      (6,508)      235,531
                          ---------  ---------     --------     -------     ---------
Effect of exchange rate
 differences on cash....     (1,532)     2,955         (170)      1,030         2,283
                          ---------  ---------     --------     -------     ---------
Decrease in cash........        319      1,193        2,533         --          4,045
Cash, beginning of
 period.................        --         194          --          --            194
                          ---------  ---------     --------     -------     ---------
Cash, end of period.....  $     319  $   1,387     $  2,533     $   --      $   4,239
                          =========  =========     ========     =======     =========

                      IMPAC GROUP, INC. AND SUBSIDIARIES

                       (In thousands, except share data)


  The following condensed consolidating financial information is that of Tinsley and its subsidiaries on a stand alone basis for the year ended March 31, 1998 of:

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

  (d) elimination entries necessary to consolidate Tinsley Parent and its subsidiaries, and

  (e)  Tinsley Robor Limited on a consolidated basis ("Tinsley
       Consolidated").

                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                           YEAR ENDED MARCH 31, 1998

                                                 Non-
                         Tinsley  Subsidiary  Guarantor                  Tinsley
                         Parent   Guarantor  Subsidiaries Eliminations Consolidated
                         -------  ---------- ------------ ------------ ------------
Net sales............... $  --     $75,842     $34,872      $(3,644)     $107,070
Cost of goods sold......    --      52,679      25,133       (3,644)       74,168
                         ------    -------     -------      -------      --------
Gross profit............    --      23,163       9,739          --         32,902
Selling, general and
 administrative
 expenses...............   (715)    15,920       4,957          --         20,162
                         ------    -------     -------      -------      --------
Operating income........    715      7,243       4,782          --         12,740
Interest (expense)
 income, net............  1,073     (1,150)     (1,649)         --         (1,726)
Equity earnings in
 subsidiaries...........  5,897        --          --        (5,897)          --
                         ------    -------     -------      -------      --------
Income before income
 taxes..................  7,685      6,093       3,133       (5,897)       11,014
Income taxes............   (385)    (1,780)     (1,549)         --         (3,714)
                         ------    -------     -------      -------      --------
Net income.............. $7,300    $ 4,313     $ 1,584      $(5,897)     $  7,300
                         ======    =======     =======      =======      ========

                      IMPAC GROUP, INC. AND SUBSIDIARIES

                       (In thousands, except share data)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                           YEAR ENDED MARCH 31, 1998

                                                  Non-
                         Tinsley   Subsidiary  Guarantor                  Tinsley
                          Parent   Guarantor  Subsidiaries Eliminations Consolidated
                         --------  ---------- ------------ ------------ ------------
Cash flows from
 operating activities:
Net cash provided by
 operating activities... $  1,089   $ 3,717     $  5,949     $ 1,145      $ 11,900
                         --------   -------     --------     -------      --------
Cash flows from
 investing activities:
  Capital expenditures..     (138)   (3,885)      (5,928)      4,443        (5,508)
  Acquisition of
   subsidiaries.........     (546)      --       (21,113)       (507)      (22,166)
                         --------   -------     --------     -------      --------
Net cash used in
 investing activities...     (684)   (3,885)     (27,041)      3,936       (27,674)
                         --------   -------     --------     -------      --------
Cash flows from
 financing activities:
  Net change in long-
   term debt............      (79)      992        9,413      (2,542)        7,784
  Proceeds from issuance
   of common stock......      170        37        2,072      (2,259)           20
  Loans to related
   parties..............   (9,886)     (746)      10,924        (292)          --
  Dividends paid........   (1,834)      --           --          --         (1,834)
                         --------   -------     --------     -------      --------
Net cash provided by
 financing activities...  (11,629)      283       22,409      (5,093)        5,970
                         --------   -------     --------     -------      --------
  Effect of exchange
   rate differences on
   cash.................       54        11           38          12           115
                         --------   -------     --------     -------      --------
(Decrease) increase in
 cash...................  (11,170)      126        1,355         --         (9,689)
Cash, beginning of
 period.................   11,199       305          249         --         11,753
                         --------   -------     --------     -------      --------
Cash, end of period..... $     29   $   431     $  1,604     $   --       $  2,064
                         ========   =======     ========     =======      ========

Note 15--Subsequent Events

  On January 10, 2000, the Company acquired all of the common stock of Atlantic Packaging Corporation ("Atlantic") for approximately $7.5 million plus acquisition costs. The acquisition was funded through $3.3 million of additional subordinated indebtedness with a related party, $3.2 million of additional revolver borrowings under the Facility and the issuance of $1.0 million of Series A Common Stock to the former Atlantic shareholders. Atlantic, based in Norwich, Connecticut, provides high-end decorative corrugated packaging for various consumer products.

  On March 10, 2000, the Company entered into a definitive purchase agreement to acquire certain assets and liabilities of Commercial Lithographing Company ("Commercial Litho") for $10.5 million plus acquisition costs. The Company expects to complete this acquisition in the second quarter of 2000. Commercial Litho, based in Louisville, Kentucky, provides high-end commercial printing services to various companies in the entertainment and other consumer products markets.

                                  SCHEDULE II

  Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 1997, 1998 and 1999 (in thousands)

                                      Balances
                         Balance at   Assumed    Charged               Credit    Foreign    Balance
                         Beginning    Through      to    (Write-offs)/ Memos     Currency   at End
                          of Year   Acquisitions Expense  Recoveries   Issued  Fluctuations of Year
                         ---------- ------------ ------- ------------- ------  ------------ -------
Allowance for Doubtful
 Accounts and Credit
 Memos:
  1997..................   $  266       $--      $  451      $  43     $(200)      $--      $  560
  1998..................      560        773        999       (171)     (634)       (10)     1,517
  1999..................    1,517        --       1,529       (338)     (568)       (15)     2,125

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of March 30, 2000.

                                          IMPAC Group, Inc.

                                                   /s/ Richard H. Block
                                          By __________________________________
                                                     Richard H. Block,
                                                  Chief Executive Officer

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

  Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

              Signature                          Title                   Date
              ---------                          -----                   ----

         /s/ Richard H. Block          Chief Executive Officer      March 30, 2000
______________________________________  and Director of IMPAC
           Richard H. Block             Group, Inc.

         /s/ H. Scott Herrin           Director of IMPAC Group,     March 30, 2000
______________________________________  Inc.
           H. Scott Herrin

        /s/ David C. Underwood         Chief Financial Officer of   March 30, 2000
______________________________________  IMPAC Group, Inc.
          David C. Underwood            (principal financial and
                                        accounting officer)

         /s/ Michel Reichert           Director of IMPAC Group,     March 30, 2000
______________________________________  Inc.
           Michel Reichert

       /s/ Michael F. Gilligan         Director of IMPAC Group,     March 30, 2000
______________________________________  Inc.
         Michael F. Gilligan

        /s/ David H. Horowitz          Director of IMPAC Group,     March 30, 2000
______________________________________  Inc.
          David H. Horowitz

           /s/ Zenas Block             Director of IMPAC Group,     March 30, 2000
______________________________________  Inc.
             Zenas Block

         /s/ M. Shaun Lawson           Director of IMPAC Group,     March 30, 2000
______________________________________  Inc.
           M. Shaun Lawson

            /s/ Lee Newbon             Director of IMPAC Group,     March 30, 2000
______________________________________  Inc.
              Lee Newbon

         /s/ Melvin B. Herrin          Director of IMPAC Group,     March 30, 2000
______________________________________  Inc.
           Melvin B. Herrin