Form 10-Q
period 2000-03-31
IMPAC GROUP INC /DE/
filed 2000-05-12
CIK 1058452

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [_] NO

   Number of shares of Series A Common Stock, $0.001 par value per share (the "Series A Common Stock") and Series B Common Stock, $0.001 par value per share (the "Series B Common Stock" and, together with the Series A Common Stock, the "Common Stock") outstanding as of the close of business on May 5, 2000:

Class                                               Number of Shares Outstanding
-----                                               ----------------------------
Series A Common Stock..............................           168,335
Series B Common Stock..............................             4,500

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                           Page
                                                                           ----
PART I--FINANCIAL INFORMATION

  Item 1. Financial Statements

      Unaudited Condensed Consolidated Statements of Income for the Three
       Months Ended March 31, 1999 and 2000...............................   3

      Unaudited Condensed Consolidated Balance Sheets as of December 31,
       1999 and
       March 31, 2000.....................................................   4

      Unaudited Condensed Consolidated Statement of Shareholders' Equity
       for the
       Three Months Ended March 31, 2000..................................   5

      Unaudited Condensed Consolidated Statements of Cash Flows for the
       Three Months Ended March 31, 1999 and 2000.........................   6

      Notes to Unaudited Condensed Consolidated Financial Statements......   7

  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................  12
  Item 3. Quantitative and Qualitative Disclosures About Market Risk......  17

PART II--OTHER INFORMATION................................................  18

                         PART I--FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                       IMPAC GROUP, INC. AND SUBSIDIARIES

             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                   Three Months Ended March 31, 1999 and 2000
                                 (In thousands)

                                                               1999     2000
                                                              -------  -------
Net sales.................................................... $64,191  $75,694
Cost of goods sold...........................................  47,267   55,969
                                                              -------  -------
Gross profit.................................................  16,924   19,725
Selling, general and administrative expenses.................  13,554   15,933
                                                              -------  -------
Operating income.............................................   3,370    3,792
Other expense (income):
  Interest expense, net......................................   5,594    6,278
  Other expense (income), net................................      28      (33)
                                                              -------  -------
Income (loss) before income taxes............................  (2,252)  (2,453)
Income taxes (benefit).......................................    (483)    (701)
                                                              -------  -------
Net income (loss)............................................ $(1,769) $(1,752)
                                                              =======  =======



   The accompanying notes are an integral part of these financial statements

                       IMPAC GROUP, INC. AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                       December 31,  March 31,
                                                           1999        2000
                        ASSETS                         ------------ -----------
                                                                    (unaudited)
Current assets:
  Cash................................................   $  4,535    $  1,070
  Trade accounts receivable, net of allowances of
   $2,125 in 1999 and $2,339 in 2000..................     56,929      45,659
  Other receivables...................................      3,675       3,306
  Inventories.........................................     25,614      27,503
  Deferred income taxes...............................      5,243       5,254
  Prepaids and other current assets...................      2,676       2,543
                                                         --------    --------
    Total current assets..............................     98,672      85,335
                                                         --------    --------
Long-term assets:
  Property, plant and equipment, net..................    117,444     120,532
  Goodwill, net.......................................    164,339     164,241
  Deferred financing costs, net.......................     10,045       9,781
  Other assets........................................      3,562       3,582
                                                         --------    --------
    Total assets......................................   $394,062    $383,471
                                                         ========    ========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt................   $ 10,264    $ 11,497
  Trade payables......................................     28,005      22,888
  Accrued expenses....................................     35,930      29,220
                                                         --------    --------
    Total current liabilities.........................     74,199      63,605
                                                         --------    --------
Long-term debt........................................    245,695     250,124
Deferred income taxes.................................     10,034       9,710
Other noncurrent liabilities..........................        226         222
                                                         --------    --------
    Total liabilities.................................    330,154     323,661
                                                         --------    --------
Mandatorily redeemable preferred stock................     17,337      18,088
                                                         --------    --------
Shareholders' equity:
  Common stock, series A, $.001 par value; 1,000,000
   shares authorized, 166,692 and 168,335 shares
   issued and outstanding at December 31, 1999
   and March 31, 2000, respectively...................          0           0
  Common stock, series B, $.001 par value; 100,000
   shares authorized, 4,500 shares issued and
   outstanding at December 31, 1999 and March 31,
   2000...............................................          0           0
  Paid in capital.....................................     82,689      83,689
  Warrants outstanding................................      4,207       4,207
  Carryover basis adjustment..........................    (37,143)    (37,143)
  Accumulated other comprehensive income..............     (9,334)    (12,678)
  Retained earnings...................................      6,152       3,647
                                                         --------    --------
    Total shareholders' equity........................     46,571      41,722
                                                         --------    --------
    Total liabilities & shareholders' equity..........   $394,062    $383,471
                                                         ========    ========

  The accompanying notes are an integral part of these consolidated financial statements

                       IMPAC GROUP, INC. AND SUBSIDIARIES

       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                       Three Months ended March 31, 2000
                       (in thousands, except share data)

                                         Common Stock
                                        --------------                                 Accumulated
                                        Number                             Carryover      Other
                          Comprehensive   of           Paid-in  Warrants     Basis    Comprehensive Retained
                             Income     Shares  Amount Capital Outstanding Adjustment    Income     Earnings   Total
                          ------------- ------- ------ ------- ----------- ---------- ------------- --------  -------
Balance at December 31,
 1999...................                171,192  $--   $82,689   $4,207     $(37,143)   $ (9,334)   $ 6,152   $46,571
Issuance of common
 stock..................                  1,643   --     1,000      --           --          --         --      1,000
Accretion of mandatorily
 redeemable preferred
 stock..................                    --    --       --       --           --          --        (753)     (753)
Foreign currency
 translation adjustment.     $(3,344)       --    --       --       --           --       (3,344)       --     (3,344)
Net income (loss).......      (1,752)       --    --       --       --           --          --      (1,752)   (1,752)
                             -------
Comprehensive income
 (loss).................     $(5,096)       --    --       --       --           --          --         --        --
                             =======    -------  ----  -------   ------     --------    --------    -------   -------
Balance at March 31,
 2000...................                172,835  $--   $83,689   $4,207     $(37,143)   $(12,678)   $ 3,647   $41,722
                                        =======  ====  =======   ======     ========    ========    =======   =======



  The accompanying notes are an integral part of these consolidated financial statements.

                       IMPAC GROUP, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three Months Ended March 31, 1999 and 2000
                                 (In thousands)

                                                              1999      2000
                                                            --------  --------
Cash flows from operating activities:
  Net income (loss)........................................ $ (1,769) $ (1,752)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating
   activities--
    Depreciation and amortization..........................    4,677     5,087
    Amortization of goodwill...............................    1,018     1,118
    Loss on sale of fixed assets...........................       28        49
    Deferred income taxes..................................   (1,080)     (335)
    Changes in assets and liabilities--
      Trade accounts receivable, net.......................    2,005    11,609
      Inventories..........................................      118    (1,395)
      Trade payables.......................................    1,605    (5,223)
      Other assets and liabilities.........................   (3,700)   (6,474)
                                                            --------  --------
        Net cash provided by operating activities..........    2,902     2,684
                                                            --------  --------
Cash flows from investing activities:
  Capital expenditures.....................................   (4,735)   (5,423)
  Acquisition of subsidiary................................      --     (6,317)
                                                            --------  --------
        Net cash used for investing activities.............   (4,735)  (11,740)
                                                            --------  --------
Cash flows from financing activities:
  Net change in borrowings under revolving credit line.....    8,705     4,370
  Repayment of long-term debt..............................     (253)     (254)
  Proceeds from issuance of long-term debt.................      --      3,250
  Decrease in capital leases...............................   (1,317)   (1,394)
  Decrease in restricted cash..............................       (3)       (3)
  Repurchase of common stock...............................  (18,806)      --
  Proceeds from issuance of preferred stock and stock
   warrants................................................   18,881       --
  Change in deferred financing costs.......................     (771)     (173)
                                                            --------  --------
        Net cash provided by financing activities..........    6,436     5,796
                                                            --------  --------
Effect of exchange rate differences on cash................     (484)     (205)
                                                            --------  --------
Increase (decrease) in cash................................    4,119    (3,465)
Cash, beginning of period..................................    4,239     4,535
                                                            --------  --------
Cash, end of period........................................ $  8,358  $  1,070
                                                            ========  ========
Supplemental Cash Flow Information:
  Interest paid............................................ $  7,764  $  7,396
  Income taxes paid........................................      659     2,869

   The accompanying notes are an integral part of these financial statements

                      IMPAC GROUP, INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)

Note 1--Basis of Presentation

   The interim unaudited condensed consolidated financial statements presented herein include the accounts of IMPAC Group, Inc. ("IMPAC") and all of its domestic and foreign wholly-owned subsidiaries (together, the "Company"). All intercompany transactions have been eliminated in consolidation.

   These interim condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the accompanying unaudited condensed consolidated financial statements are presented on a basis consistent with the audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and the changes in cash flows at March 31, 2000 and for all periods presented.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 1999 in the Company's Form 10-K as filed with the SEC.

   Certain amounts appearing in prior year's financial statements have been reclassified to conform with the current period presentation.

Note 2--Acquisitions

 Acquisition of Atlantic Packaging Corporation--

   On January 10, 2000, the Company acquired all of the common stock of Atlantic Packaging Corporation ("Atlantic") for approximately $7.2 million plus acquisition costs. The acquisition was funded through $3.3 million of additional subordinated indebtedness with a related party, $2.9 million of additional revolver borrowings under the Company's Amended and Restated Multicurrency Credit Facility and the issuance of $1.0 million of Series A Common Stock to the former Atlantic shareholders. Atlantic, based in Norwich, Connecticut, provides high-end decorative corrugated packaging for various consumer products.

 Accounting for Acquisitions--

   The acquisitions of Atlantic and Thamesdown Colour Limited ("Thamesdown"), which was acquired on November 2, 1999, have been accounted for as purchases and, accordingly, their operating results have been included in the Company's consolidated financial statements from the dates of acquisition. Unaudited proforma financial information for the three months ended March 31, 1999 calculated to reflect the acquisitions of Atlantic and Thamesdown have not been presented herein as management believes these acquisitions are not material, both individually and in the aggregate, to the Company's financial position or results of operations taken as a whole.

                      IMPAC GROUP, INC. AND SUBSIDIARIES

Note 3--Inventories

   Inventories consist of the following:

                                                          December 31, March 31,
                                                              1999       2000
                                                          ------------ ---------
      Raw materials......................................   $ 9,188     $11,527
      Work in process and finished goods.................    16,426      15,976
                                                            -------     -------
                                                            $25,614     $27,503
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

   The financial statements for the three months ended March 31, 1999 have been retroactively restated for this change, which increased previously reported net income by $25.

Note 4--Segment Information

   The Company operates in one business segment, providing specialty printing and packaging for various consumer products markets. The following table presents sales and other financial information for each geographic region as of and for the three months ended March 31, 1999 and 2000:

                                      1999                           2000
                         ------------------------------ -------------------------------
                                 Operating Identifiable          Operating Identifiable
Geographic Regions        Sales   Income      Assets     Sales    Income      Assets
------------------       ------- --------- ------------ -------  --------- ------------
United States........... $35,381  $2,636     $141,582   $45,111   $2,801     $165,962
Europe..................  28,810   1,311      211,248    30,706    2,214      207,043
                         -------  ------     --------   -------   ------     --------
Total geographic
 segments...............  64,191   3,947      352,830    75,817    5,015      373,005
Elimination of sales....     --      --           --       (123)     --           --
Unallocated corporate
 expense................     --     (577)         --        --    (1,223)         --
Corporate assets........     --      --        10,661       --       --        10,466
                         -------  ------     --------   -------   ------     --------
  Consolidated totals... $64,191  $3,370     $363,491   $75,694   $3,792     $383,471
                         =======  ======     ========   =======   ======     ========

Note 5--Guarantors and Financial Information

   The following unaudited condensed consolidating financial information is presented for purposes of complying with the reporting requirements of the subsidiaries of IMPAC that have guaranteed IMPAC's obligations with respect to the Senior Subordinated Notes (the "Subsidiary Guarantors"). The Subsidiary Guarantors are directly or indirectly wholly owned subsidiaries of IMPAC and have fully and unconditionally guaranteed the 10 1/8% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes") on a joint and several basis. The Company, at its discretion, controls the receipt of dividends or other payments from its domestic and foreign subsidiaries subject in the case of certain foreign subsidiaries to limitations that may be imposed under the laws of the applicable jurisdictions of organization. These limitations are not considered to be material to the Company as a whole. Separate financial statements and other disclosures with respect to the Subsidiary Guarantors are not presented because the Company believes that such financial statements and other information would not provide additional information that is material to investors. The unaudited condensed consolidating financial information presents unaudited condensed consolidating financial statements as of March 31, 2000 and for the three months ended March 31, 2000 of:

                      IMPAC GROUP, INC. AND SUBSIDIARIES

    (a) IMPAC on a parent company only basis ("IMPAC Parent"), carrying its investments in subsidiaries under the equity method;

    (b) the Subsidiary Guarantors, which include IMPAC's domestic subsidiaries AGI Incorporated, Klearfold, Inc., KF-International, Inc., KF-Delaware, Inc., and Atlantic Packaging LLC and IMPAC's foreign subsidiaries IMPAC Europe Holdings Limited, Levelprompt Limited, IMPAC Europe Limited, James Upton Limited, Tinsley Robor Labels Limited, IMPAC Creative Packaging Limited, Sonicon Limited, Tophurst Properties Limited and Printing Resources Limited, carrying its investments in subsidiaries under the equity method;

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

             UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME
                       THREE MONTHS ENDED MARCH 31, 2000

                                                    Non-
                             IMPAC   Subsidiary  Guarantor                   IMPAC
                            Parent   Guarantors Subsidiaries Eliminations Consolidated
                            -------  ---------- ------------ ------------ ------------
   Net sales............... $   --    $60,400     $15,612       $(318)      $75,694
   Cost of goods sold......     --     44,498      11,789        (318)       55,969
                            -------   -------     -------       -----       -------
   Gross profit............     --     15,902       3,823         --         19,725
   Selling, general and
    administrative
    expenses...............   1,223    12,452       2,258         --         15,933
                            -------   -------     -------       -----       -------
   Operating income........  (1,223)    3,450       1,565         --          3,792
   Equity earnings in
    subsidiaries...........     374      (642)        --          268           --
   Interest expense, net...   1,061     4,673         511         --          6,245
                            -------   -------     -------       -----       -------
   Income (loss) before
    income taxes...........  (2,658)     (581)      1,054        (268)       (2,453)
   Income taxes (benefit)..    (906)      (22)        227         --           (701)
                            -------   -------     -------       -----       -------
   Net income (loss)....... $(1,752)  $  (559)    $   827       $(268)      $(1,752)
                            =======   =======     =======       =====       =======

                       IMPAC GROUP, INC. AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2000

                                                 Non-
                          IMPAC   Subsidiary  Guarantor                   IMPAC
                          Parent  Guarantors Subsidiaries Eliminations Consolidated
                         -------- ---------- ------------ ------------ ------------
Current assets:
  Cash.................. $    847  $    223    $   --      $     --      $  1,070
  Trade accounts
   receivable, net......      --     37,007      8,652           --        45,659
  Intercompany
   receivables..........   15,328    36,037      6,438       (57,803)         --
  Inventories...........      --     24,846      2,657           --        27,503
  Other current assets..      245     9,656      1,202           --        11,103
                         --------  --------    -------     ---------     --------
    Total current
     assets.............   16,420   107,769     18,949       (57,803)      85,335
                         --------  --------    -------     ---------     --------
  Property, plant and
   equipment, net.......      --     93,839     26,693           --       120,532
  Goodwill, net.........      --    135,992     28,249           --       164,241
  Intercompany
   receivables..........  169,928    14,469        --       (184,397)         --
  Investment in
   subsidiaries.........  125,326    41,912        --       (167,238)         --
  Other assets..........    9,374     3,980          9           --        13,363
                         --------  --------    -------     ---------     --------
    Total assets........ $321,048  $397,961    $73,900     $(409,438)    $383,471
                         ========  ========    =======     =========     ========
Current liabilities:
  Current maturities of
   long-term debt....... $  6,641  $  2,927    $ 1,929     $     --      $ 11,497
  Trade payables........      --     19,732      3,156           --        22,888
  Intercompany payables.      --     32,663     39,609       (72,272)         --
  Accrued expenses......      394    23,194      5,632           --        29,220
                         --------  --------    -------     ---------     --------
    Total current
     liabilities........    7,035    78,516     50,326       (72,272)      63,605
                         --------  --------    -------     ---------     --------
Long-term debt..........  223,370    23,475      3,279           --       250,124
Other noncurrent
 liabilities............      --      9,638        294           --         9,932
Intercompany debt.......      --    169,928        --       (169,928)         --
                         --------  --------    -------     ---------     --------
    Total liabilities...  230,405   281,557     53,899      (242,200)     323,661
                         --------  --------    -------     ---------     --------
Mandatorily redeemable
 preferred stock........   18,088       --         --            --        18,088
                         --------  --------    -------     ---------     --------
Total shareholders'
 equity.................   72,555   116,404     20,001      (167,238)      41,722
                         --------  --------    -------     ---------     --------
Total liabilities and
 shareholders' equity... $321,048  $397,961    $73,900     $(409,438)    $383,471
                         ========  ========    =======     =========     ========

                      IMPAC GROUP, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       THREE MONTHS ENDED MARCH 31, 2000

                                                 Non-
                          IMPAC   Subsidiary  Guarantor                   IMPAC
                         Parent   Guarantors Subsidiaries Eliminations Consolidated
                         -------  ---------- ------------ ------------ ------------
Cash flows from
 operating activities:
  Net cash provided by
   (used for) operating
   activities........... $(4,601)  $ 7,843     $  (558)       $--        $  2,684
                         -------   -------     -------        ----       --------
Cash flows from
 investing activities:
  Capital expenditures..     --     (4,666)       (757)        --          (5,423)
  Acquisition of
   subsidiary...........  (6,484)      167         --          --          (6,317)
                         -------   -------     -------        ----       --------
  Net cash used for
   investing activities.  (6,484)   (4,499)       (757)        --         (11,740)
                         -------   -------     -------        ----       --------
Cash flows from
 financing activities:
  Net change in
   borrowings under
   revolving credit
   line.................   4,370       --          --          --           4,370
  Proceeds from issuance
   of long-term debt....   3,250       --          --          --           3,250
  Loans and advances
   (to) from related
   parties..............   6,005    (3,282)     (2,723)        --             --
  Other financing
   activities...........    (427)     (835)       (562)        --          (1,824)
                         -------   -------     -------        ----       --------
  Net cash provided by
   financing activities.  13,330    (4,249)     (3,285)        --           5,796
                         -------   -------     -------        ----       --------
Effect of exchange rate
 differences on cash....  (1,682)     (844)      2,321                       (205)
                         -------   -------     -------        ----       --------
Increase (decrease) in
 cash...................     563    (1,749)     (2,279)        --          (3,465)
Cash, beginning of
 period.................     284     1,972       2,279         --           4,535
                         -------   -------     -------        ----       --------
Cash, end of period..... $   847   $   223     $   --         $--        $  1,070
                         =======   =======     =======        ====       ========

Note 6--Subsequent Events

   On April 3, 2000, the Company acquired certain assets and liabilities of Commercial Lithographing Company ("Commercial Litho") for $10.5 million plus acquisition costs. The acquisition was funded through the issuance of $11.0 million of subordinated indebtedness with Bank of America, N.A. Commercial Litho, based in Louisville, Kentucky, provides high-end commercial printing services to various companies in the entertainment and other consumer products markets.

   On April 24, 2000, Westvaco Corporation ("Westvaco") entered into a definitive purchase agreement to acquire all outstanding common stock and equivalents of the Company for approximately $204 million. In addition, Westvaco intends to refinance substantially all of the Company's debt and redeem all preferred stock as soon as practicable after the acquisition closes, which is subject to customary closing conditions and is expected to be completed by mid-2000. This transaction constitutes a Change of Control under and as defined by the terms of the Indenture for the Senior Subordinated Notes.

   On April 14, 2000 and April 27, 2000, the Company sold both of its interest rate swaps for aggregate proceeds of $2.8 million.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

   IMPAC Group, Inc. ("IMPAC", and, collectively with its consolidated subsidiaries, the "Company") is an international designer, manufacturer and marketer of high-end, value-added specialty printing and packaging for various consumer products markets including entertainment, cosmetics and personal care. Through its creative design work, specialized manufacturing techniques, and diverse printing capabilities, the Company offers innovative specialty packaging solutions for customers that seek to differentiate their products in the retail marketplace. In addition, the Company offers its products using a unique blend of materials including paper, paperboard and transparent rigid plastic materials.

   IMPAC was formed in March, 1998, when KFI Holding Corporation ("KFI"), the parent company of Klearfold, Inc. ("Klearfold"), completed both its acquisition of AGI Incorporated ("AGI") and also the issuance of the Company's 10 1/8% Senior Subordinated Notes due 2008 ("Senior Subordinated Notes"). Upon completion of these transactions, the Company changed its name to IMPAC Group, Inc. AGI is a supplier of standard and specialty printed packaging in the United States for the entertainment, cosmetics and personal care industries. Klearfold is a supplier of innovative display packaging using specialty windowed folding cartons that combine rigid plastic film with paperboard for the cosmetics, personal care and other consumer products industries. Subsequently, in September 1998, IMPAC expanded into the international packaging market when it acquired the capital stock of Tinsley Robor plc (together with its subsidiaries, "Tinsley"). Tinsley is a supplier of standard and specialty printed packaging for the European music, multimedia and DVD markets through its plants located in the U.K., Ireland, Austria and The Netherlands.

   IMPAC further expanded its operations through several "tuck-in" acquisitions, including the acquisitions of Music Print B.V. ("Music Print") in November, 1998, Thamesdown Colour Limited ("Thamesdown") in November, 1999, Atlantic Packaging Corporation ("Atlantic") in January, 2000 and Commercial Lithographing Company ("Commercial Litho") in April, 2000. Music Print supplies printed packaging to the music and multimedia markets in The Netherlands, Thamesdown provides high-end commercial printing services in the U.K., Atlantic manufactures high-end decorative corrugated packaging in Norwich, Connecticut, and Commerical Litho provides high-end commercial printing services in Louisville, Kentucky.

   IMPAC is a holding company with no material assets or operations other than its investments in its direct and indirect wholly owned subsidiaries. All of the Company's domestic subsidiaries and certain foreign subsidiaries of the Company have guaranteed the Senior Subordinated Notes on a full, unconditional, joint and several basis, subject to the subordination provisions in the related Indenture (the "Subsidiary Guarantors"). Separate financial statements and other disclosures of the Subsidiary Guarantors have not been presented in this Form 10-Q because the Company believes that such financial statements and other information would not provide additional information that is material to investors. However, the condensed consolidating financial information of IMPAC, the Subsidiary Guarantors and the subsidiaries of IMPAC that have not provided guarantees on the Senior Subordinated Notes have been presented in Note 5 of the Unaudited Condensed Consolidated Financial Statements for purposes of complying with the reporting requirements.

Results of Operations

 Three Months Ended March 31, 2000 Compared to Three Months Ended March 31,
 1999

   The following table sets forth certain unaudited income statement data (expressed as a percentage of net sales) for the three months ended March 31, 1999 (the "1999 period") and 2000 (the "2000 period"). The unaudited income statement data for the three months ended March 31, 2000 includes the results of Thamesdown for the entire period and the results of Atlantic from the date of acquisition.

                                                             Three Months Ended
                                                                  March 31,
                                                             -------------------
                                                               1999      2000
                                                             --------- ---------
      Income Statement Data:
        Net sales...........................................   100.0%    100.0%
        Cost of goods sold..................................    73.6%     73.9%
                                                             --------- ---------
        Gross profit........................................    26.4%     26.1%
        Selling, general and administrative expenses........    21.1%     21.0%
                                                             --------- ---------
        Operating income....................................     5.2%      5.0%
        Interest expense, net...............................     8.7%      8.3%
                                                             --------- ---------
        Income (loss) before income taxes...................    (3.5%)    (3.2%)
        Income taxes (benefit)..............................    (0.8%)    (0.9%)
                                                             --------- ---------
        Net income (loss)...................................    (2.8%)    (2.3%)
                                                             ========= =========

   Net Sales for the 2000 period were $75.7 million compared to $64.2 million for the 1999 period, an increase of 17.9%. This increase was due to a $5.1 million increase in entertainment packaging, a $4.5 million increase in cosmetics packaging, and a $1.9 million increase in other consumer products packaging. The entertainment packaging increase was due primarily to an increase in music packaging sales in the U.S. resulting from improved market penetration and favorable industry conditions. The increase in cosmetics packaging relates primarily to increased volume with the Company's existing customers resulting from successful sales and marketing efforts. The increase in other consumer products packaging relates primarily to the acquisitions of Thamesdown and Atlantic.

   Gross Profit for the 2000 period was $19.7 million compared to $16.9 million for the 1999 period, an increase of 16.6%. The increase in gross profit was due to the sales increase noted above. Gross margin decreased from 26.4% to 26.1% primarily as a result of costs associated with the introduction of new packaging for significant product lines of two of the Company's customers.

   Selling, General and Administrative Expenses for the 2000 period were $15.9 million compared to $13.6 million for the 1999 period, an increase of 17.6%. The increase in SG&A was due primarily to increases in selling and administrative personnel to promote and support the Company's growth. SG&A as a percentage of sales decreased from 21.1% to 21.0%

   Operating Income was $3.8 million for the 2000 period and $3.4 million for the 1999 period due to the factors discussed above.

   Net Interest Expense for the 2000 period was $6.3 million compared to $5.6 million for the 1999 period, an increase of 12.2%. The increase is due to an increase in long-term debt, primarily for the acquisitions of Thamesdown and Atlantic, and an increase in interest rates.

   Income Taxes were a benefit of $0.7 million for the 2000 period and $0.5 million for the 1999 period. The Company's rate of tax benefit for the periods was less than the U.S. federal statutory rate primarily due to the effect of non-deductible goodwill amortization of approximately $1.1 million and $1.0 million in the 2000 and 1999 periods, respectively.

   Net Loss was $1.8 million for both the 2000 and the 1999 periods due to the factors discussed above.

Liquidity and Capital Resources

   Net cash provided by operating activities for the three months ended March 31, 2000 (the "2000 period") was $2.7 million compared to $2.9 million for the three months ended March 31, 1999 (the "1999 period"). Income from operations before non-cash charges increased to $4.2 million from $2.9 million primarily due to increased depreciation and amortization and favorable deferred income taxes. In the 2000 period, income from operations before non-cash charges of $4.2 million, $3.3 million of additional subordinated indebtedness with a related party and $4.4 million of revolver borrowings were used to fund the acquisition of Atlantic, $5.4 million of capital expenditures, a $1.5 million increase in working capital requirements, a $1.4 million decrease in capital leases, the repayment of $0.3 million of bank borrowings and $0.2 million of debt issuance costs. In the 1999 period, income from operations before non-cash changes of $2.9 million, the issuance of 20,000 shares of Series A Mandatorily Redeemable Preferred Stock together with Warrants to purchase 6,913 shares of Series A Common Stock and $8.7 million of revolver borrowings were used to fund the repurchase of Series A Common Stock, the repayment of $0.3 million of bank borrowings, $0.8 million of debt issuance costs, a $1.3 million decrease in capital leases and $4.7 million of capital expenditures.

   The Company's primary cash requirements historically have related to capital expenditures, working capital and debt service. The Company has historically funded these requirements through internally generated cash flow, borrowings under bank credit arrangements and the issuance of industrial revenue bonds. The Company currently expects to spend approximately $24.0 million on capital expenditures in 2000. The Company expects to fund its capital expenditures and other working capital requirements in 2000 through internally generated cash flow and borrowings under the Company's Amended and Restated Multicurrency Credit Facility (the "Facility").

   On January 10, 2000, the Company acquired all of the common stock of Atlantic for approximately $7.2 million plus acquisition costs. The acquisition was funded through $3.3 million of additional subordinated indebtedness with a related party, $2.9 million of additional revolver borrowings under the Facility and the issuance of $1.0 million of Series A Common Stock to the former Atlantic shareholders.

   On April 3, 2000, the Company acquired certain assets and liabilities of Commercial Litho for $10.5 million plus acquisition costs. The acquisition was funded through the issuance of $11.0 million of subordinated indebtedness with Bank of America, N.A.

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

Adoption of New Accounting Standards

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

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition polices. The Company believes that its revenue recognition policy is in compliance with the provisions of SAB 101 and that the impact of SAB 101 will not have a material effect on the Company's financial position or results of operations.

Cautionary Note

   This Form 10-Q may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to statements regarding: the funding of and the projected amount of capital expenditures in 2000; the impact of the new FASB statement and the SEC bulletin; the Company's ability to incur substantial additional indebtedness; and, certain other statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, those described below:

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

  . Upon a change of control, as defined in the Indenture, the Company will be required to offer to repurchase all outstanding Senior Subordinated Notes at 101% of the principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, to the date of repurchase. However, there can be no assurance that sufficient funds will be available at the time of any change of control to make any required repurchases of Senior Subordinated Notes tendered or that restrictions in the Facility will allow the Company to make such required repurchases. Furthermore, upon certain ownership changes, the dividend rate on the Preferred Stock will increase to 24%. The acquisition of the Company by Westvaco Corporation ("Westvaco") contemplated by the definitive purchase agreement by and between Westvaco and the Company constitutes a Change of Control under and as defined by the terms of the Indenture.

  . Prior to the combination of AGI and Klearfold in March, 1998 and the acquisition of Tinsley in September, 1998, AGI, Klearfold and Tinsley were operated as separate entities. The Company's future operations and earnings are largely dependent upon management's ability to successfully integrate the combined entity and execute the Company's strategy of offering the combined product lines of AGI, Klearfold and Tinsley.

  . A substantial portion of the Company's business is now conducted in international markets. Risks inherent in foreign operations, such as fluctuations in foreign currency exchange rates and changes in social, political and economic conditions, could materially adversely affect the Company's business.

  . The Company's packaging products are almost entirely targeted to consumer products companies. Sales of consumer products are subject to changing tastes and technologies that cannot be predicted. In addition to technical and new product changes that could affect demand for the Company's products in traditional distribution channels, demand for the Company's products could also be materially affected by change in retail distribution channels, such as the anticipated growth in electronic commerce distribution channels in which products are sold directly to customers over the Internet. In addition, new technology such as MP3 and new internet initiatives such as the Liquid Music Network permit consumers to download music releases directly from the Internet, eliminating the need for the Company's products. The Company's success will depend, in part, upon its continued ability to manufacture products that meet changing customer needs and industry-wide shifts, successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis and enhance and expand its existing product offerings.

  . A significant portion of the Company's business is attributable to special projects relating to particular hit movie or music releases. The existence and timing of such major releases may cause the Company's quarterly and annual revenues to vary significantly.

  . The Company acquired Music Print in November 1998, Thamesdown in November
    1999, Atlantic in January 2000, and Commercial Litho in April 2000, and it may continue to pursue selective acquisitions within the specialty packaging and printing industry. In the event that such acquisitions have occurred or were to occur, there can be no assurance that the Company's business, financial condition and results of operations would not be materially adversely affected.

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

   Risk factors, cautionary statements and other conditions that could cause actual results to be adversely affected are also contained in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Annual Report") and the foregoing discussion should be read in conjunction with the Cautionary Note section of Management's Discussion and Analysis of Financial Condition and Results of Operations of the 1999 Annual Report.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   There have been no material changes in the Company's market risk exposures since December 31, 1999.

                          PART II--OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

   There have been no material changes in the legal proceedings previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

   On January 10, 2000, in connection with IMPAC's (the "Company") purchase of all of the outstanding common stock of Atlantic Packaging Corporation ("Atlantic"), IMPAC issued an aggregate of approximately 1,643 shares of Series A Common Stock to two (2) holders of outstanding common stock of Atlantic, representing partial consideration of approximately $1,000,000 payable by IMPAC pursuant to that certain Stock Purchase Agreement and Stock Exchange Agreement dated as of January 10, 2000, by an among IMPAC and such holders. The issuances of such Series A Common Stock were made by IMPAC in reliance on the exemption from registration provided under Section 4(2) under the Securities Act of 1933, as amended. See Note 2 to the Company's Unaudited Condensed Consolidated Financial Statements.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

   None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On January 10, 2000, IMPAC's stockholders consented, in lieu of a meeting, to an amendment of IMPAC's Fourth Amended and Restated Certificate of Incorporation. Such stockholder action was consented to by the affirmative vote of the holders of approximately 110,450 shares of Series A Common Stock, 4,500 shares of IMPAC"s Series B Common Stock and 20,000 shares of IMPAC's Series A Redeemable Preferred Stock.

ITEM 5: OTHER INFORMATION

   None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

 Exhibit
 Number                                Description
 ------- ----------------------------------------------------------------------
 2.6     Agreement and Plan of Merger, dated as of April 24, 2000, among
         Westvaco Corporation, Collision Acquisition Corp., Heritage Fund II,
         L.P., as the Representative, and IMPAC Group, Inc.**
 3.3     Second Amended and Restated By-laws of the Company.*
 3.5     Fourth Amended and Restated Certificate of Incorporation of the
         Company.*
 3.6     Certificate of Amendment to Fourth Amended and Restated Certificate of
         Incorporation of the Company, dated November 2, 1999.*
 3.7     Certificate of Amendment to Fourth Amended and Restated Certificate of
         Incorporation of the Company, dated January 10, 2000.*
 10.120  Note Purchase Agreement, dated January 10, 2000, by and between the
         Company and Heritage Fund II Investment Corporation.
 10.121  Seventh Amendment to Amended and Restated Multicurrency Credit
         Facility, dated as of March 30, 2000, among Bank of America, N.A., as agent, the Company, AGI, Klearfold and the other parties thereto.@
 27.1    Financial Data Schedule.

--------
**Incorporated by reference to the same numbered exhibit to the Registrant's
  Form 8-K filed by the Company on May 4, 2000.
*Incorporated by reference to the same numbered exhibit to the Registrant's
  Form 10-K filed by the Registrant for the fiscal year ending December 31, 1999.
@Portions of the exhibit have been omitted pursuant to an application for confidential treatment. The confidential portions omitted have been filed separately with the Securities and Exchange Commission.

   (b) Reports on Form 8-K

     A report on Form 8-K/A was filed on January 28, 2000, supplementing the Form 8-K filed by the Company on November 17, 1999, solely to add the financial statements, pro forma financial information and exhibits required by Item 7 of Form 8-K.

     A report on Form 8-K was filed on May 4, 2000, announcing a definitive purchase agreement for the acquisition of IMPAC Group, Inc. by Westvaco Corporation.

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

Date: May 12, 2000